Form 10KSB
period 2006-05-31
SURGE ENTERPRISES, INC.
filed 2006-09-13
CIK 1341315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2006

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [   ] to [    ]

Commission file number 000-30299

SURGE ENTERPRISES, INC.

(Name of small business issuer in its charter)

Nevada	20-2514234
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

205-340 Linden Avenue, Victoria, British Columbia Canada V8V 4E9	V8V 4E9
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number  (250) 858-9862

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Nil	Name of each exchange on which registered Nil

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, par value $0.001
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No [	]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [	]	No ☒

State issuer’s revenues for its most recent fiscal year.  $73,168

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.

2,005,000 common shares @ $0.005 (1) = $10,025

(1) Represents the price at which we last issued shares. Used only for the purpose of this calculation.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of equity stock, as of the latest practicable date.

7,555,000 common shares issued and outstanding as of August 31, 2006.

Transitional Small Business Disclosure Format (Check one):   Yes [ ];   No ☒.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS.

Forward Looking Statements

This annual report contains forward-looking statements as that term is defined in Section 27A of the United States Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “intends”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock. Our financial statements are prepared in accordance with United States generally accepted accounting principles.

As used in this annual report and unless otherwise indicated, the terms “we”, “us” and “our” refer to Surge Enterprises, Inc. and our wholly-owned subsidiary, Surge Marketing Corp.

Corporate History

We were incorporated in the State of Nevada on February 7, 2005 and commenced operations on April 13, 2005 commensurate with the incorporation of our wholly-owned subsidiary, Surge Marketing Corp. Surge Marketing Corp. was incorporated in British Columbia, Canada on April 13, 2005, at which time it commenced operations by commencing development of a software product called LinkSurge. The software is a web traffic enhancement application that once installed on a website may help websites boost their rankings in website search engines. The first edition of our software was developed from April, 2005 through July, 2005 and made available for download from our website on July 27, 2005. Marketing of the software commenced at that time. The second version of our software was completed on January 4, 2006 and updated on May 1, 2006.

Our United States office is located at 3155 East Patrick Lane, Suite 1, Las Vegas, Nevada 89120-3481. Our principal executive offices are located at 205-340 Linden Avenue, Victoria, British Columbia Canada V8V 4E9. Our telephone number is (250) 858-9862. We have one wholly-owned subsidiary, Surge Marketing Corp., a British Columbia, Canada corporation incorporated on April 13, 2005 and its principal office is located at 205-340 Linden Avenue, Victoria, British Columbia Canada V8V 4E9.

Our Current Business

Through our subsidiary Surge Marketing Corp. we sell a software product called LinkSurge and provide website development and online marketing services.

LinkSurge is a software application that can assist webmasters boost their website rankings in the search engines. LinkSurge is available for download from www.surgemark.com for a free 30 day demo of the software. Once the 30 days have expired, the software must be registered with one of our licensing options in order to function. There are four licensing options which vary according to the extent the licensee wishes to use the software. The LinkSurge software was made available for download and sale at www.surgemark.com commencing on July 27, 2005. Marketing of the software also commenced at that time. The free download version is a fully functioning version of the software that expires after 30 days. In addition to a license to use the software, license holders receive free installation support via e-mail which is currently provided by our President, Secretary, Treasurer and director, Troy Mutter. All of the software licenses are available for purchase through our website, www.surgemark.com.

In addition to selling software, Surge Marketing also offers website development and online marketing services. We provide html and flash website development and Internet marketing. Internet marketing includes search engine optimization (SEO), website submission to search engines and online advertising campaign management. Search engine optimization is a process of organizing the layout, text, internal links (the links from one page to another within a site) and the code describing the site (called meta tags, title tags and description tags) within a website. The result of this optimization can increase its rankings in search engines for specific search terms that the client has chosen for their site. Troy Mutter, our President, Secretary, Treasurer and director, provides all the business development including sales, consulting, and conceptual design for websites, copy writing, project management and online marketing services.

Current and Anticipated Sources of Revenue

We currently have three main revenue sources which have all produced revenue. These consist of software license sales from our flagship software product LinkSurge, website development and online marketing services. From the date of inception to May 31, 2006, we have had $18,697 in software sales, and approximately $55,288 in revenue from consulting fees derived from website development and Internet marketing services.

Our website development and Internet marketing services revenue is derived from clients sourced by our President, Secretary, Treasurer and director, Troy Mutter. We provide clients with end to end website development. We also provide Internet marketing services including search engine optimization that can assist clients in ranking higher in the search engines. Finally, we also provide campaign management for Internet advertising which includes day to day campaign maintenance and assistance in ad buying decisions.

Website Development

We develop customized html and flash websites for clients. For each project, we first consult with the client to determine their business needs. We then provide initial mockups of the design, a site map and project timeline to complete the site. The cost and time it takes to develop each site is determined by the size, design intricacy and technical functionality.

Online Marketing

We provide clients with online marketing services which include website optimization and advertising campaign management. To optimize a website, we first consult with the client to determine the keywords that best describes their business. We then go through each page of the site and make sure the list of terms are strategically placed throughout the page including the meta tags, title tags and textual content. We also make sure that each page is properly linked to the other pages within the site. Both of these techniques are effective for website optimization and can help the site achieve higher positioning on search engines for searches with the targeted keyword terms. We also manage advertising campaigns for our clients which includes analyzing a client’s campaign and proposing improvements. This involves long term improvements and also monitoring the campaigns on a daily basis and tweaking as necessary. The cost and time associated with this service is determined by the dollar amount of the ad budget and the number of ad campaigns a client has.

Software Sales

LinkSurge is a software application that can help a client boost their website rankings in the Internet search engines. This is done by providing a set of tools to simplify the management of reciprocal link exchanges between the client’s website and other websites. The LinkSurge software eases the process of exchanging links with other websites by assisting the user to find link partners, create a link directory and monitor link exchanges. By using the software, the client can more efficiently manage this process and thereby may increase the number of link exchanges between the client's website and other websites.

The software includes an installer which sets up the application on a user’s computer with minimal computer expertise required. Once installed, the software can be run by clicking on a shortcut on the users desktop. To begin using the software, a client adds a project. For each website that a client is running a reciprocal link program, the client would have a corresponding project. Once the client has added a project, the client can begin to add links to it. These are links to websites that will be included in the client’s link directory that the client thinks would be beneficial to visitors of the client’s website and that have a good possibility to reciprocate (link back) to the client’s website. A potential link partner which a client could approach for a mutual link exchange could be any company, organization or individual with a website. Potential link partners can be found by using the “Find Link Partner” feature in the software. This feature allows the user to search the internet through various means, including a search on Google using various keywords, and find websites which may be relevant to the client’s website. The client can then import a list of selected websites, including pertinent information about the sites such as site name, description and e-mail address.

We do not have an agreement with Google to incorporate a Google search into the Find Link Partner feature and automated queries are contrary to Google’s terms of use for personal use. However, Google has an Application Program Interface that allows automated querying for up to 1,000 searches per day provided a person registers with Google and obtains a license key. Commercial users also have to register with Google and obtain a license key for automated searches. Previous versions of our software did not require the user to enter the Google license key prior to conducting automated searches under the Find Link Partner feature. In early May, 2006 we completed an upgrade to our software so that users must enter a valid Google license key prior to using the Find Link Partner feature. Users will not be allowed to proceed with the Find Link Partner feature unless the Google license key for automated searches is entered. The LinkSurge software checks the character length of the license key entered to ensure it has the correct number of characters. Once the license key has the correct number of characters, the software submits the license key to Google and Google determines the validity of the key. If the license key is invalid the search fails and the user is notified via a dialog box that the license key is invalid and that a valid license key needs to entered. Google does not charge a fee for registering for automated searches. We believe that 1,000 queries per day, as limited by Google, will be more than enough to allow the effective use of our software (based upon our ongoing testing of the software functionality) and our updated software informs users of this limit. The requirement to register with Google may affect the marketability of our software and the fact that past versions of our software did not require the user to register with Google prior to conducting automated searches on Google may expose us to liability to Google and/or to users of our LinkSurge software. We do not anticipate any pricing effect on our software as a result of the requirement to obtain permission from Google for automated searches.

Once the client has added the client’s links, the client can build a link directory that can be customized with the look and feel of the client’s website or it can use the default templates included in the software. After building the client’s link directory, the software can automatically upload the html files to the client’s web directory using file transfer protocol (FTP). Once the client has uploaded the web files and the client’s link directory is visible on the client’s website, the next step is to email link requests to webmasters who the client has linked to in the client’s web directory. The software can periodically check to see if the webmasters link back to the client’s website and if they don’t within a period of time, automatically remove the link from the client’s link directory. Repeating this process with many websites increases the potential number of websites that link to the client’s website. The automated verification and removal procedure and the software platform allows the user to manage more links than could be done manually without the software. By doing this, the software allows a website operator to set up and monitor large scale link exchanges in less time and with less effort. The automated verification function of the software also allows a website operator to ensure that links are maintained when websites are updated or redesigned.

We completed a second version of the LinkSurge software on January 4, 2006. The primary enhancements in the second version of the software consisted of adding step by step tutorials on how to use the software, simplified and improved website integration and enhanced link partner discovery tools to find new link trading partners. The second version is designed to simplify the use of the software and the day to day overhead required in managing a link exchange program. We completed an update of the second version of the LinkSurge software on May 1, 2006 in order to require users to register with Google for automated searches prior to using the Find Link Partner feature of our software.

There is no guarantee that websites will link back to a client’s website. We do not have any affiliations or relationships with link partners and cannot guarantee how many partners will link back to a client’s website. However, the LinkSurge software will enable a website operator to contact more websites and manage more link exchanges, thus increasing the number of websites it can approach for reciprocal link exchanges.

Search engines do not have any prohibitions using this type of software as it is a mutual link exchange between two websites. However, search engines have algorithms that count the number of relevant links to a website which could counter the effect of increasing the number of links to a website. If a link is not deemed as relevant by the search engine algorithm, in most cases it is discounted. Each search engine works differently in how it calculates the relevant links. Therefore, increasing the number of links between a client’s website and other websites may not necessarily increase the client’s website ranking in a particular search engine.

LinkSurge serves two primary markets: webmasters and SEO (Search Engine Optimization) firms. We believe webmasters represent a significant target market of potential clients, varying from small business owners, web developers, and a variety of other people that manage the day to day operations of a website. Search optimization firms are businesses that optimize websites to improve their search engine ranking to increase qualified traffic.

There are four licensing options for LinkSurge: Personal, Business, SEO, and Resale. The personal license is $99 and allows the customer to manage a single project (website) with the application. The Business license costs $249 and allows an unlimited number of projects on a single computer for $249. The SEO license permits an unlimited number of projects on an unlimited number of computers within a single organization for $999. The Resale license allows a company to redistribute, on a royalty basis, a branded copy of LinkSurge. The royalties will be individually negotiated on a volume basis of expected sales ranging from 40-70% of the license cost. All licenses are one-time license fees which include free support and upgrades for 12 months. After twelve months, upgrades will be available at approximately 50% of the original license fee. A project is defined as an unlimited number of links for one website. Licensing terms are managed with serial numbers that are entered into the software. By default, the software operates in demo mode when no serial is entered. This allows the user to enter one project into the software. Additional projects require a license key to be entered depending on the licensing option desired. Other than the licensing built into the software, Surge Marketing does not plan to monitor the usage of the software. Up until August 15, 2006, Surge Marketing Corp. has sold 34 Business Licenses for $249.00 each, 8 Personal Licenses for $99.00 each and 1 SEO license for $999.00. Up until August 15, 2006 approximately 465 downloads of the LinkSurge software have occurred.

We use www.share-it.com (“Share-it”), an e-commerce provider, to handle the e-commerce portion of the software sales. Share-it handles the credit card transactions and also delivers the software to the purchaser via e-mail instantly after purchase. In return for their services, Share-it receives a commission calculated according to the following formula: $2.95 plus 5% of the gross product price. Share-it charges the customer’s credit-card upon purchase and transfers the payments, less Share-it’s commission, to our company via bank wire transfer on the 15th of the following month. The Share-it agreement was entered into on July 28, 2005 and continues until terminated. The Share-it agreement can be terminated without penalty by either party at any time.

We previously entered into an agreement on August 12, 2005 with Textlinkbrokers.com, a brokerage between companies that sell text link space and companies who buy space to place test links that direct website traffic back to their website. We also previously entered into an agreement on August 24, 2005 with Submitplus.com as a retailer for their search engine optimization services. We have terminated both of these agreements without penalty in order to focus our business on software sales and consulting services. Since we did not generate any revenue from these agreements nor did we expect any significant revenue from these agreements, we do not believe that the cancellation of these agreements will have any impact on our business.

Sales and Marketing

For website development and online marketing business we currently earn service contracts from referrals and through clients sourced by our President. We are currently marketing our LinkSurge software through our website and free search engine listings. We plan to increase the marketing effort of our site through various methods, including pay per click advertising on search engines, advertising on niche portal sites that include directories of software designed for webmasters, and a reciprocal link exchange program in order to boost our site’s rankings in the search engines.

Our website has been accepted for registration on the free search engine listings of all major search engines, including Yahoo, Google, MSN and AOL Search. Most other search engines automatically detect and register new websites through a method called “spidering”.

Preferred Service Providers

To date we have verbal agreements with 2 preferred service providers to provide web development, software programming and online marketing services. These preferred service providers are independent third parties that have no affiliation with our directors and officers. When we secure a website development or online marketing project, we often outsource portions of the work to these service providers. The amount and nature of the work we outsource is dependant on our work load at the time of the contract and the technical complexity of the work required. The service providers’ fees, plus a markup, which varies on a contract by contract basis, is built into any bids we make.

Our preferred service providers are Findlay Creative, a website design company and Infectious Communications Inc. a website development, software programming and online marketing company. Technical services include the coding of HTML and Flash to develop a website, search engine optimization of a website, website submissions to search engines such as Yahoo, MSN, DMOZ, and developing software. Our relationships with our preferred service providers consist of verbal agreements whereby they provide us quotes for work and payment terms on a job by job basis. We are under no obligation to accept these quotes or use their services.

On behalf of our company, Troy Mutter entered into a verbal agreement with Findlay Creative to build the website for Surge Marketing for $1,200 in January 2005. We entered into a verbal agreement with Infectious to build the www.westcaicosreserve.com website in May 2005 for our client Logwood Development Co. Ltd. Infectious also optimized the website for better search engine positioning and submitted the site to a number of major search engines. We paid Infectious a total of $5,090 for their work on the website and their online marketing services which included search engine optimization and website submissions. We also signed an agreement with Infectious to develop the second version of LinkSurge in consideration of $15,000. Infectious commenced development of an enhanced version of our software in September, 2005 and completed the enhanced version on January 4, 2006. Final payment to Infectious for the second version of our software was made on March 7, 2006.

Despite the use of our preferred service providers, Surge Marketing will assume full legal responsibility to its customers for our product and services.

Technology

LinkSurge is a desktop application written in C#, a Microsoft technology included as part of .NET development platform. It runs on Windows based operating systems including Windows 2000, 2003, and XP.

We host our website with the hosting company hostdepartment.com of Wilmington Delaware. They provide all website, email and database hosting services required for our online presence. The hosting services cost approximately $100 for one year of hosting. Website hosting is an easily obtained commodity and should we choose not to renew our contract with hostdepartment.com, we would easily be able to obtain services from an alternate vendor at a similar price.

Competition

Although there is significant competition in website development and online marketing, there is also a large market for these services. The web development and online marketing business is global in scope, both in terms of market and competitors. Both services can be outsourced to contractors around the world. Our competitors are too many to list and range in size from home based businesses to large corporations. Many of our competitors are better established and have far greater financial and personnel resources. Our market penetration is relatively low at this point, given the limited number of sites we have constructed and marketing agreements we have in place. The main competitors for our LinkSurge software are Arelis, Link Automate, Auto Links Pro, Link Exchanged and Link Machine.

Competition Pricing Comparison

The following table sets out pricing comparisons for products that currently compete with LinkSurge. The information in the table is current as of August 15, 2006:

Product Name	Product Type	Licensing Fees
Automate Link Exchange www.linkautomate.com	Reciprocal link exchange management software	$120.00 per single website $145.00 per single website + installation
AutoLinksPro www.autolinkspro.com	Reciprocal link exchange management software	$69.97 for single website $99.97 per single website + installation
LinkMachine Premium www.linkmachine.net	Reciprocal link exchange management software	Free for basic version single website $89.95 and $149.95 for premium version for single website
LinksManager www.linksmanager.com	Reciprocal link exchange management service	$19.95 - $49.95 per month for single website
Arelis 4 www.axandra.com	Reciprocal link exchange management software	$249.95 for personal websites $449.95 for business websites
Surge Marketing www.surgemark.com	Reciprocal link exchange management software

$99.00 for a single project license
$249.00 for an unlimited project license running on a single machine
$999.95 for unlimited projects within a single organization
$3000 for royalty based resale license

Employees

Our employees include our President, Secretary, Treasurer and director, Troy Mutter, and our Vice-President and director, Mr. Frank Hollmann and a salesperson. Troy Mutter provides all corporate administration, business development and research services. He also provides the 75% of the website maintenance and development, and support services. The remaining amount is provided by Frank Hollmann. Our salesperson works from home approximately 30 hours per week sourcing clients for two of our three main revenue streams, software sales and online marketing services.

Research and Development

To date, we have spent approximately 525 hours on development of our LinkSurge software since April, 2005. No research and development was performed before this date. The hours include 150 hours spent by Troy Mutter, 200 hours by the RentACoder developers and 175 hours by Infectious Communications. We have spent a total amount of $17,550 on research and development to date, consisting of $1,500 spent on the development of the first version of the LinkSurge software by the RentACoder developers and $16,050 spent on the development of the second version of the LinkSurge software by Infectious Communications.

We spent $1,562 to design and implement our website. We expect the useful life of the website to be three years.

Intellectual Property

The first version of the LinkSurge software was created by a software team in Ukraine led by Mike Chaliy. A bid request was posted on www.rentacoder.com and the Ukrainian team was selected to develop the software based on price and demonstration of programming knowledge. We forwarded payment for the development of the software to the operators of www.rentacoder.com who held the payment in escrow until the software was developed according to our specifications. Payment for the software was $1,500. The software was developed from April 13, 2005 to July 24, 2005. The second version of our software was contracted to Infectious Communications for consideration of $15,000, plus 7% in taxes, for a total of $16,050. The second version was completed in January 2006.

As we have outsourced the development of our software product to outside companies, there is risk that the software may violate intellectual property rights of competitors or other entities. We have mitigated this risk as much as possible by using RentACoder which prohibits copyright and intellectual property rights infringements by developers as part of its terms and conditions and selecting a developer on RentACoder that has a high ranking based on feedback from previous development projects. Infectious Communications has provided verbal assurance that, to the best of their knowledge, the code developed for the second version of the LinkSurge software does not violate any intellectual property rights of any other parties. We are not aware of any violations of the intellectual property rights of other parties in connection with the development of the LinkSurge software.

We own the domain name “www.surgemark.com”. Our software includes a statement of copyright and a standard license agreement. The rights to all of our products are held directly by our operating subsidiary, Surge Marketing Corp.

We are not aware that our services or proprietary rights infringe the proprietary rights of third parties. However, from time to time, we may receive notices from third parties asserting that we have infringed their trademarks, copyrights or other intellectual property rights. In addition, we may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Any such claims could be time-consuming, result in costly litigation, cause service stoppages or lead us to enter into royalty or licensing agreements rather than disputing the merits of such claims. An adverse outcome in litigation or similar proceedings could subject us to significant liabilities to third parties, require expenditure of significant resources to develop non-infringing technology, require disputed rights to be licensed from others, or require us to cease the marketing or use of our website, any of which could have a material adverse effect on our business, operating results and financial condition.

Risk Factors

Much of the information included in this annual report includes or is based upon estimates, projections or other “forward looking statements”. Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other “forward looking statements” involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward looking statements”. Prospective investors should consider carefully the risk factors set out below.

RISKS RELATED TO OUR BUSINESS

We have had negative cash flows from operations to date and if we are not able to obtain further financing we may be forced to scale back or cease operations or our business operations may fail.

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities to meet our cash requirements. We incurred a net loss of $45,129 for the fiscal period ended May 31, 2006 compared to a net loss of $12,077 for the fiscal period ended May 31, 2005. Since the incorporation of our subsidiary, Surge Marketing Corp. and up to May 31, 2006, we have generated $54,471 in consulting revenue and $18,697 in software sales. As of May 31, 2006, we had a working capital deficit of $29,750 and a cash and cash equivalent balance of $25,507. We do not expect positive material cash flow from operations in the near term. Between April 2005 and May 2005, we received an aggregate of $37,525 gross proceeds from three private placement financings in which we sold shares of our common stock. We have estimated that we will require between $73,500 and $105,000 to carry out our business plan for the twelve month period ending August 31, 2007. We anticipate that the funds we have raised in the last private placements may not be sufficient to satisfy our cash requirements for the balance of the twelve month period ended August 31, 2007. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

- the actual expenditures required to be made are at or above the higher range of our estimated expenditures;

- we incur unexpected costs in completing the development of our technology or encounter any unexpected technical or other difficulties;

- we incur delays and additional expenses as a result of technology failure;

- we are unable to create a substantial market for our products; or

- we incur any significant unanticipated expenses.

The occurrence of any of the aforementioned events could adversely affect our ability to meet our business plans and achieve a profitable level of operations.

We do not currently have any arrangements for additional financing and we can provide no assurance to investors we will be able to find such financing if further funding is required. Obtaining additional financing would be subject to a number of factors, including investor acceptance of our website and our business model. The most likely source of future funds presently available to us is through the sale of equity capital. There can be no assurance that capital will continue to be available if necessary to meet future funding needs or, if the capital is available, that it will be on terms acceptable to us. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. Furthermore, there is no assurance that we will not incur debt in the future, that we will have sufficient funds to repay our future indebtedness or that we will not default on our future debts, jeopardizing our business viability. Finally, we may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to conduct business.

If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be forced to scale back or cease operations which might result in the loss of some or all of your investment in our common stock.

We have only commenced our business operations in April, 2005 and we have a limited operating history. If we cannot successfully manage the risks normally faced by start-up companies, we may not achieve profitable operations and ultimately our business may fail.

We have a limited operating history. Our operating activities since our incorporation on February 7, 2005 consisted solely of incorporating a subsidiary in April, 2005 and then commencing operations in the areas of software development and website development and marketing consulting. Our subsidiary, Surge Marketing Corp., is a British Columbia, Canada company and was incorporated on April 13, 2005. Our flagship software product is called LinkSurge and is designed to increase the rankings of websites in search engines, thereby increasing website traffic. We started offering the LinkSurge software for sale in July 2005 and as of August 15, 2006 we have received $18,697 in revenue from software sales. We continue to develop and expand the software's capabilities. We also provide consulting services with respect to website development and online marketing campaign management services. Our consulting services have generated most of the revenue from our operations to date. We also own a website at www.surgemark.com. Our prospects are subject to the risks and expenses encountered by start up companies, such as uncertainty regarding level of future revenue and inability to budget expenses and manage growth accordingly and inability to access sources of financing when required and at rates favorable to us. Our limited operating history and the highly competitive nature of the software industry make it difficult or impossible to predict future results of our operations. Many of our competitors are better established and have far greater financial and personnel resources. We may not establish a clientele that will make us profitable, which might result in the loss of some or all of your investment in our common stock.

The fact that we are in the early development of our company and that we have only generated limited revenues since our incorporation raises substantial doubt about our ability to continue as a going concern, as indicated in our independent auditors' opinion in connection with our audited consolidated financial statements.

We are in the development stage and have generated limited revenue since our inception on February 7, 2005. Since we are still in the early stages of developing our company and because of the lack of significant business operations at May 31, 2006, our independent auditors' report includes an explanatory paragraph about our ability to continue as a going concern. We will, in all likelihood, continue to incur operating expenses without significant revenues until our software gains significant popularity. Between April 2005 and May 2005, we received an aggregate of $37,525 gross proceeds from three private placement financings in which we sold shares of our common stock. Our primary source of funds has been the sale of our common stock and consulting revenue. We cannot assure that we will be able to generate enough interest in our software. If we cannot attract a significant number of users, we will not be able to generate any significant revenues or income. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors' report on the financial statements for the period ended May 31, 2006. If we are unable to establish and generate material revenues our business will fail and you may lose some or all of your investment in our common stock.

All of our assets and all of our directors and officers are outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our directors or officers.

All of our assets are located outside the United States and we do not currently maintain a permanent place of business within the United States. In addition, all of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons' assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against them.

If we are unable to protect our Internet domain name, our efforts to increase public recognition of our brand may be impaired.

We currently hold the Internet domain name “www.surgemark.com”. The acquisition and maintenance of domain names generally is regulated by governmental agencies and their designees. The regulation of domain names in the United States and in foreign countries is subject to change. As a result, we may be unable to acquire or maintain relevant domain names in all countries in which we intend to conduct business. This could impair our efforts to build brand recognition and to increase traffic to our website and software sales. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights. We may need to bring legal claims to enforce or protect such intellectual property rights. Any litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources. Any claims, by or against us, could be time consuming and costly to defend or litigate, divert our attention and resources and result in the loss of goodwill associated with our trade names.

The establishment and maintenance of brand identity of our website and software is critical to our future success. If we are unable to provide competitive software or otherwise fail to promote and maintain our brands, we may never achieve a profitable level of operations.

We offer a single software product on our website. Since we expect that in the future, substantially all of our revenues will be generated from software license sales through our website, market acceptance of our website is critical to our future success. Factors such as market positioning, the availability and price of competing software, and the introductions of new technologies will affect the market acceptance of our software.

We believe that establishing and maintaining brand identity of our website will help increase the awareness of our software. Promotion of our software will depend largely on our success in continuing to provide a high quality online website and to generate website traffic. In order to attract and retain users for our software and to promote and maintain our brand in response to competitive pressures, we may increase our financial commitment to creating and maintaining a distinct brand loyalty among our users. If we are unable to provide high quality online services or to generate significant website traffic, or otherwise fail to promote and maintain our brand, we may have to incur excessive expenses in an attempt to improve, promote and maintain our brand, and we may therefore not achieve profitable operations and as a result you may lose some or all of your investment in our common stock.

We currently do not have any registrations or pending registrations of our intellectual property rights. If we are unable to protect our “Surge Marketing” trade name and “LinkSurge” software products, our efforts to increase public recognition of our “Surge” brand may be impaired and we may be required to incur substantial costs to protect our name and products.

We have not made any applications for registration of our intellectual property rights. As a consequence we may not be able to prevent the unauthorized use of our “Surge Marketing” trade name and “LinkSurge” software products. We may be unable to prevent third parties from acquiring and using names or products that are similar to, infringe upon or otherwise decrease the value of our name, our products, and other proprietary rights that we may hold. We may need to bring legal claims to enforce or protect any intellectual property rights that we assert. Any litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources. Any claims, by or against us, could be time consuming and costly to defend or litigate, divert our attention and resources and result in the loss of goodwill associated with our trade name and products.

As we have outsourced the development of our LinkSurge software to outside companies, we cannot be sure that our LinkSurge software does not violate the intellectual property rights of others. If the LinkSurge software violates the intellectual property rights of others, we may not be able to protect the intellectual property rights associated with the LinkSurge software and our business may be adversely affected. Any litigation related to the enforcement or defense of intellectual property rights in connection with the LinkSurge software may be time-consuming and costly.

We have outsourced the development of our LinkSurge software to outside companies. As a result, we cannot be sure that our LinkSurge software does not violate the intellectual property rights of others. If the LinkSurge software violates the intellectual property rights of others, we may not be able to protect the intellectual property rights associated with the LinkSurge software. Other persons may bring claims against us alleging that we have infringed on their intellectual property rights or claims that our intellectual property rights are not valid. Any claims against us, with or without merit, could be time consuming and costly to defend or litigate, divert our attention and resources, result in the loss of goodwill associated with our business, require us to make changes to our software and/or cause us to cease selling our software entirely. If we are forced to cease selling our software product entirely at the time our goal of receiving substantially all of our revenues generated from software license sales through our website has been achieved, we may be forced to discontinue operations.

Our LinkSurge software product incorporates a feature that involves an automated search using the Google search engine, which requires Google’s consent. Past versions of LinkSurge did not incorporate a mechanism for obtaining Google’s consent. As a result, users of the automated search function contained in our previous

LinkSurge software were in violation of Google’s terms of use unless the users independently obtained consent from Google for the automated searches. The requirement to register with Google may affect the marketability of our software and the fact that past versions of our software did not require the user to register with Google prior to conducting automated searches on Google may expose us to liability to Google and/or to users of our LinkSurge software.

Our LinkSurge software product incorporates a “Find Link Partner” feature that allows the user to search the internet through various means, including an automated search on Google using various keywords. We do not have an agreement with Google to incorporate a Google search into this feature and automated queries are contrary to Google’s terms of use for personal use. However, Google has an Application Program Interface that allows automated querying for up to 1,000 searches per day provided a person registers with Google and obtains a license key. Commercial users also have to register with Google and obtain a license key for automated searches. Previous versions of our software did not require the user to enter the Google license key prior to conducting automated searches under the Find Link Partner feature. In early May, 2006 we completed an upgrade to our software so that users must enter a valid Google license key prior to using the Find Link Partner feature. Users will not be allowed to proceed with the Find Link Partner feature unless the Google license key for automated searches is entered. The LinkSurge software checks the character length of the license key entered to ensure it has the correct number of characters. Once the license key has the correct number of characters, the software submits the license key to Google and Google determines the validity of the key. If the license key is invalid the search fails and the user is notified via a dialog box that the license key is invalid and that a valid license key needs to be entered. Google does not charge a fee for registering for automated searches. We believe that 1,000 queries per day, as limited by Google, will be more than enough to allow the effective use of our software (based upon our ongoing testing of the software functionality) and our updated software informs users of this limit. The requirement to register with Google may affect the marketability of our software and the fact that past versions of our software did not require the user to register with Google prior to conducting automated searches on Google may expose us to liability to Google and/or to users of our LinkSurge software. We do not anticipate any pricing effect on our software as a result of the requirement to obtain permission from Google for automated searches.

One of our directors and officers is engaged in other business activities and accordingly may not devote sufficient time to our business affairs, which may affect our ability to conduct operations and generate revenues.

One of our directors and officers, Frank Hollmann, is involved in other business activities in the landscaping and film industries. Mr. Hollmann, our Vice-President and director, is employed full time as a freelance consultant. As a result of these other business activities that Mr. Hollmann is involved in, Mr. Hollmann may not be able to devote sufficient time to our business affairs, which may negatively affect our ability to conduct our ongoing operations and our ability to generate revenues.

Our success depends to a significant extent on the continued services and expertise of Troy Mutter. If we lost the services of Mr. Mutter, we may not be able to find a suitable replacement, which would negatively affect our business.

Our success depends to a significant extent on the continued services and expertise of Troy Mutter, our President, Secretary, Treasurer and Director. We do not have a formal compensation agreement with Mr. Mutter. If we lost the services of Mr. Mutter, we may not be able to find a suitable replacement. In addition, we may not be able to afford the salaries and fees demanded by any person we do find to replace Mr. Mutter. Our inability to retain Mr. Mutter and attract a qualified replacement would negatively affect our business.

Because our officers, directors and principal shareholders control a majority of our common stock, investors will have little or no control over our management or other matters requiring shareholder approval.

Our officers and directors and their affiliates, in the aggregate, beneficially own 73.46% of issued and outstanding shares of our common stock. As a result, they have the ability to control matters affecting minority shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because our officers, directors and principal shareholders control our company, investors will not be able to replace our management if they disagree with the way our business is being run. Because control by these insiders could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

Because we do not have sufficient insurance to cover our business losses, we might have uninsured losses, increasing the possibility that you would lose your investment.

We may incur uninsured liabilities and losses as a result of the conduct of our business. We do not currently maintain any comprehensive liability or property insurance. Even if we obtain such insurance in the future, we may not carry sufficient insurance coverage to satisfy potential claims. We do not carry any business interruption insurance. Should uninsured losses occur, any purchasers of our common stock could lose their entire investment.

Because we can issue additional common shares, purchasers of our common stock may incur immediate dilution and may experience further dilution.

We are authorized to issue up to 75,000,000 common shares, of which 7,555,000 are issued and outstanding. Our board of directors has the authority to cause our company to issue additional shares of common stock without the consent of any of our shareholders. Consequently, our shareholders may experience more dilution in their ownership of our company in the future.

Fluctuations in foreign currency exchange rates may affect our results of operations and financial condition.

Our software revenues are received in U.S. dollars and our consulting revenues are received in Canadian dollars. As a significant portion of our revenue is payable in U.S. dollars while a majority of our expenses are incurred in Canadian dollars, we are exposed to foreign currency risk. As a result, significant long-term strengthening of the Canadian dollar against the U.S. dollar could adversely affect our profitability. In addition, we use the U.S. dollar as our measurement currency. We translate monetary assets and liabilities into U.S. dollars using the rate of exchange prevailing at our balance sheet date. We record the resulting exchange gains and losses in our statement of operations. As a result, fluctuations in the exchange rate may adversely affect our financial condition as set out in the financial statements. We do not engage in hedging or other activities to reduce foreign currency risk.

RISKS ASSOCIATED WITH OUR COMMON STOCK

There is no active trading market for our common stock and if a market for our common stock does not develop, our investors will be unable to sell their shares.

There is currently no active trading market for our common stock and such a market may not develop or be sustained. We plan to apply to have our common stock quoted on the National Association of Securities Dealers Inc.'s OTC Bulletin Board. We have not yet commenced the process of having our common stock quoted on the OTC Bulletin Board. In order for us to have our common stock quoted on the OTC Bulletin Board, a market maker must file a Form 15c-211 to allow the market maker to make a market in our shares of common stock. At the date hereof, we are not aware that any market maker has any such intention. As a result, we cannot provide our investors with any assurance that our common stock will be traded on the OTC Bulletin Board or, if traded, that a public market will materialize. Further, the OTC Bulletin Board is not a listing service or exchange, but is instead a dealer quotation service for subscribing members. If our common stock is not quoted on the OTC Bulletin Board or if a public market for our common stock does not develop, then investors may not be able to resell the shares of our common stock that they have purchased and may lose all of their investment. If we establish a trading market for our common stock, the market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operation results, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the shares of developmental stage companies, which may materially adversely affect the market price of our common stock.

ITEM 2.	DESCRIPTION OF PROPERTY.

Our executive and head office is located at 205-340 Linden Avenue, Victoria, British Columbia, Canada V8V 4E9. The office is provided to us free of charge by Mr. Mutter and is located in his residence. This operating facility functions as our main operating facility. We believe our current premises are adequate for our current operations and we do not anticipate that we will require any additional premises in the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder of more than 5% of the common shares, is an adverse party or has a material interest adverse to our interest.

ITEM 4.	SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS PURCHASES OF EQUITY SECURITIES

Market Information

There is currently no trading market for our common stock. We do not have any common stock subject to outstanding options or warrants and there are no securities outstanding that are convertible into our common stock.

Holders

There are 34 registered holders of our common stock.

Dividend Policy

We have not declared or paid any cash dividends since inception. Although there are no restrictions that limit our ability to pay dividends on our common shares, we intend to retain future earnings, if any, for use in the operation and expansion of our business and do not intend to pay any cash dividends in the foreseeable future.

Equity Compensation Plan Information

We currently do not have any stock option or equity compensation plans or arrangements.

Recent Sales of Unregistered Securities

We did not issue any equity securities that were not registered under the Securities Act of 1933 during the fiscal year ended May 31, 2006 that were not otherwise disclosed in a quarterly report on Form 10-QSB or in a current report on Form 8-K.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS and PLAN OF OPERATION

MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes that appear elsewhere in this annual report. Our audited consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled “Risk Factors” beginning on page 10 of this annual report.

Results of Operations

Period from February 7, 2005 (date of inception) to May 31, 2005 (audited)

During the period from incorporation date of Surge Enterprises, Inc. on February 7, 2005 to May 31, 2005 we had minimal operations and generated minimal revenue. On April 13, 2005 we incorporated our sole subsidiary and operating entity, Surge Marketing Corp., a British Columbia company. For the period ending May 31, 2005, we generated $817 in revenue. This revenue consisted of consulting fees paid to us by clients for whom we provide website development and online marketing services. For this period our operating expenses totalled $12,894, the majority of which was spent on auditing and accounting fees and software development expenses. These expenses also included the organizational costs for incorporating our company as well as our subsidiary.

As noted, total expenses for the period were $12,894. Out of these total expenses, $6,528 were subcontracting expenses, of which $2,878 were payable to our President, $1,200 was paid to RentACoder.com for software development, and the remaining $2,450 were payable to our subcontractor Infectious Communications Inc. for the development of the www.westcaicosreserve.com site for Logwood Development Co, Ltd. Professional fees were $5,598 represented by fees paid to auditors and accountants. Advertising expense was nil, amortization was nil and office, rent and general expenses were $768.

Fiscal year ended May 31, 2006 (audited)

During the fiscal year ended May 31, 2006, we generated total revenues of $73,168, of which $54,471 consisted of consulting revenue and $18,697 consisted of software sales.

Total expenses for the fiscal year ended May 31, 2006 were $118,297. For the fiscal year ended May 31, 2006 we incurred $22,910 in subcontracting expenses, of which $20,433 were payable to our President and the remaining $2,477 were payable to our subcontractor Infectious Communications Inc. for the development of the www.westcaicosreserve.com site for Logwood Development Co, Ltd. Software development expenses for the second version of our LinkSurge software were $14,881, which was payable to our subcontractor Infectious Communications Inc. Professional fees were $34,435 represented by fees paid to auditors, accountants and lawyers. Advertising expense was $3,000, amortization was $885 and office, rent and general expenses were $1,522. Website development expenses were $1,562.

Liquidity and Capital Resources

For the fiscal year ended May 31, 2006, net cash from operating activities decreased by $1,007.
At May 31, 2006, we had $25,507 in our bank account and $7,896 in accounts receivable.
Net cash used in investing activities for the year ended May 31, 2006 was $7,216.
Net cash provided by financing activities for the period ended May 31, 2006 was nil.

Capital Expenses and Sources of Funds

Presently, our revenue is not sufficient to meet our operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue into the year ended May 31, 2007. Our cash on hand as at May 31, 2006 was $25,507.

In order to provide needed funding to our company, on January 13, 2006 Troy Mutter, our President, Secretary, Treasurer and director loaned our company $20,000. The loan is repayable on demand after 12 months and does not bear interest.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited annual financial statements for the period ended May 31, 2005, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Software Sales and Website and Online Marketing Revenue

We sell our LinkSurge software through our website at www.surgemark.com. The software became officially available for download on July 27, 2005.

Website development and online marketing represented approximately two-thirds of our revenue to date while software sales represented the approximate remaining third of the revenue.

Promotion

We currently promote our website on the Internet through search engines and link exchanges. For website development and online marketing business we currently earn service contracts from referrals and through clients sourced by our President.

Research and Development

We spent $1,562 to design and implement our website.

Development of the first version of Link Surge took place from April, 2005 until July 2005 with approximately 300 hours spent by the Ukrainian team lead by Mike Chaliy who is the developer whose bid we accepted through rentacoder.com.

Infectious Communications developed an enhanced version of the LinkSurge software for us from September, 2005 through to January, 2006. The second version of our LinkSurge software was completed on January 4, 2006. The software development services were provided pursuant to an agreement between ourselves and Infectious entered into on August 30, 2005 for consideration of $15,000, plus 7% taxes, for a total of $16,050. We paid Infectious $1,500 on October 1, 2005, $4,385 on November 8, 2005 and $10,165 on March 7, 2006.

Other Expenses

We also incurred expenses unrelated to the website operations including legal expenses relating to the preparation of our Form SB-2 registration statement. We incurred a total of $44,232.34 in legal expenses related to the preparation and filing of the Form SB-2 registration statement. We have paid $42,189 of these expenses as of August 31, 2006. We currently expect our ongoing legal expenses to be less than $500 per month.

Purchase or Sale of Equipment

On August 1, 2005 we acquired approximately $7,000 in computers and office equipment from our President, Secretary, Treasurer and director, Troy Mutter.

Personnel

As of August 31, 2006, our employees include our President, Secretary and Treasurer, Troy Mutter and Vice-President, Frank Hollmann. Mr. Mutter and Mr. Hollmann handle all of the responsibilities in the area of corporate administration, business development and research. In addition, our President also provides us with capital raising services. Our salesperson assists us in sourcing clients in the areas of software sales and online market services.

Recent Accounting Pronouncements

Effective 1 March 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant). Before 1 March 2006, the Company accounted for stock-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and complied with the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”. The Company adopted FAS 123(R) using the modified prospective method, which requires the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, financial statements for the periods prior to 1 March 2006 have not been restated to reflect the fair value method of expensing share-based compensation. Adoption of SFAS No. 123(R) does not change the way the Company accounts for share-based payments to non-employees, with guidance provided by SFAS 123 (as originally issued) and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and supersedes FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements – an amendment of APB Opinion No. 28.” SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the provisions of SFAS 154 will have a significant impact on our results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” This statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. In addition, SFAS 155 clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this standard is not expected to have a material effect on our company’s results of operations or financial position.

In March 2006, the FASB issued SFAS 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140”. This statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement: (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: (a) a transfer of the servicer’s financial assets that meets the requirements for sale accounting, (b) a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, (c) an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates; (2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; (3) permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities: (a) Amortization method—Amortize servicing assets or servicing liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and assess servicing assets or servicing liabilities for impairment or increased obligation based on fair value at each reporting date, or (b) Fair value measurement method—Measure servicing assets or servicing liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur; (4) at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt this statement as of the beginning of its first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The effective date of this Statement is the date an entity adopts the requirements of this statement.

Application Of Critical Accounting Policies

Our consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials.

Going Concern

The audited consolidated financial statements included with this prospectus have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. Accordingly, the audited financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

In order to continue as a going concern, we require additional financing. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to continue as a going concern, we would likely be unable to realize the carrying value of our assets reflected in the balances set out in the preparation of the financial statements.

Revenue Recognition

Revenues are recognized when all of the following criteria have been met for Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements:” (“SAB No. 104”) persuasive evidence for an agreement exists; delivery has occurred; the fee is fixed or determinable; and collectibility is reasonably assured.

Revenue consists of software license sales from the Company’s flagship software product LinkSurge, website development and online marketing advertising campaign management services.

Revenue from software licence sales is recognized when all of the following SAB No. 104 requirements are met: The 30-day trial period has expired; the software is registered under a licensing agreement with a fixed and determinable price; the purchase of the software license is made through an online third party payment processor that ensures collectibility as customers will pay via credit card; and once the payment has been received and verified, the funds are credited to the Company and the software license is delivered to the purchaser instantly via e-mail.

In addition, the Company adopted the Statement of Position ("SOP") 97-2 "Software Revenue Recognition" and SOP 98-9 "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions." The license fee includes postcontract customer support (“PCS”) which provides installation support as well as upgrades up to twelve months from the date of purchase. Per SOP-97-2, the Company’s PCS revenue can be recognized together with the initial licensing fee on delivery of the software since all of the following conditions are met: the PCS fee is included with the initial licensing fee; the PCS included with the initial license is for one year or less; the estimated cost of providing PCS during the arrangement is insignificant; and unspecified upgrades/enhancements offered during PCS arrangements historically have been and are expected to continue to be minimal and infrequent.

Since the arrangement to deliver the software does not require significant production, modification or customization of software, revenue can be recognized when all the SAB 104 criteria outlined above are met.

Revenue from website development is recognized when all of the following SAB No. 104 requirements are met: a website development agreement is signed with an estimate of the total costs based on agreed-upon specifications of the project and a deposit is required from the customer. Revenue from website development services are recognized in accordance with the proportional performance method. Under this method, revenue is recognized as services are performed under the terms of contractual agreements with each customer. Website development activities (outputs) from the initial consulting, to layout sketches, to back end programming, and to website optimization are billed as services are performed and the customer receives the value of the service. Any amounts left from the initial deposit are recorded as deferred revenue until the final completion of the project. Upon completion, a final invoice is sent to the customer. If there are still amounts left in the deposit, the remaining deposit is refunded to the customer.

Revenue from online marketing advertising campaign management services is recognized when all of the following SAB No. 104 requirements are met: an online campaign management agreement is signed indicating a fixed monthly fee for services based on the amount of monthly work to be done. The Company is paid 100% in advance of each month, which is recorded as deferred revenue. Revenue is recognized when the monthly service is completed and collectibility has been assured.

PLAN OF OPERATIONS

The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled “Risk Factors” beginning on page 10 of this annual report.

Future Operations

Our primary objective for the next twelve months ending August 31, 2007 will be to increase sales of our software, LinkSurge. We further intend to develop LinkSurge by improving its functionality in order to make it more effective as a search engine optimization tool.

Goals

We have the following goals for the next twelve months ending August 31, 2007:
•

Improve Software Functionality and Effectiveness. We intend to continue to develop our software. As LinkSurge is our flagship product, it is important that we continue to make improvements on its functionality and effectiveness to be competitive in the market. Although the software is useful and selling ($19,757 in sales as of August 31, 2006), the software industry is continuously changing and growing. In order to stay competitive, we need to continually improve the software to compete with similar products in the market. Our goal is to further improve LinkSurge’s functionality and effectiveness over the next 12 months.

•

Increased Promotion of Software. We must decrease our reliance on online marketing and web site contracts and increase revenues from software sales. Although we have earned revenue with online marketing and web site contracts to date, it is important that we remain focused on our software product. Through the initial stages of our company’s development, we were able to utilize the expertise of our management in the areas of marketing and web development consulting to increase revenue. As our software sales increase, we feel it will be important to decrease time spent on consulting and more effort promotion our software as it is a more scaleable revenue source. For the fiscal year ended May 31, 2006, software sales represented approximately 40% of our total sales. Our goal will be for the period ended August 31, 2007 to increase software sales to 50% of total sales.

A more detailed discussion of various aspects of the goals discussed above are set out below after the following discussion of Milestones.

Milestones

The following is a chronological itemization of the milestones we hope to achieve over the next 12 months ending August 31, 2007. We are currently in the first month of the 12 month milestones listed below.

Months 1-3 Consulting and Promotion

During the first 3 months we will continue to focus on the consulting aspect of our business, which still generates the bulk of our revenue. Troy Mutter, our President, Secretary, Treasurer and director, will be working on promotion of our consulting services, free search engine submission and link exchanges. This will not cost us anything above his salary. We do not intend to expand the scope of our consulting services but will continue to offer these services once our software has been expanded.

Months 4-7 Paid Internet Advertising

We expect to spend approximately $1,000 in paid internet advertising. Research on where to spend our advertising budget and management of any “Cost per Click” campaigns will be performed by our President, Secretary, Treasurer and director, Troy Mutter, and will not cost us anything above his monthly salary.

Months 8-9 Feedback and Competitive Research

In preparation for improving LinkSurge, we intend to focus on user feedback and competitive research to aid us in developing elements of our next version of the software. We will solicit user feedback by e-mailing our customers. Competitive research will involve examining similar software packages in the industry to determine competitive features that could add value to our software product. Feedback and competitive research will be performed by our President, Secretary, Treasurer and director, Troy Mutter, and will not cost us anything above his monthly salary.

Months 10-12 New design elements Improving Current Version

We will continue to test our software and solicit feedback from our current users to work out any bugs in the software. We expect to spend between $5,000 and $7,000 with Infectious Communications on bug fixes and software improvement.

Improve Software Functionality and Effectiveness

The first version of our software, LinkSurge, was developed by a Ukrainian team from April to July, 2005 and cost $1,500. This initial version was effective in helping web sites manage their reciprocal link program and we were able to sell a number of copies of this version. We have since developed a second version of LinkSurge. This improved version is designed to simplify the use of the software and the day to day overhead required to manage a link exchange program. We contracted a Vancouver company, Infectious Communications Inc., to develop LinkSurge 2.0 for the consideration of $15,000, plus 7% taxes, for a total of $16,050. They began development in September, 2005 and completed in January, 2006. This most recent version of LinkSurge includes the following improvements: find link partners wizard, improved documentation and enhanced link editing capabilities.

•	The find link partner feature allows the user go step by step through a wizard to search the Internet using keywords and find link partners to exchange links with.
•	Documentation was improved with tooltips describing each field and option in the software.
•	The link editing capabilities were improved by optimizing the display of link information as well as allowing link categories and statuses to be edited.

Our intention is to further improve LinkSurge’s functionality and effectiveness over the next 12 months. We will contract Infectious Communications on an as-needed basis over the next year and expect to spend a further $5,000 making any required bug fixes and undetermined enhancements to the software. These enhancements will be determined based on user feedback and internal testing of the software. User feedback will be conducted using e-mail solicitations from us to our customers. Internal testing will be performed by testing every feature and functionality of the software to ensure proper behavior and searching for bugs. Testing will also occur through regular use of the software establishing link exchanges with our web site. We expect to begin development in February 2007 and to complete development by June 2007. This version of our LinkSurge software is expected to be competitive for one year before another upgrade will be required.

Increased Promotion of Software

We currently sell our software exclusively on our web site at www.surgemark.com. In order to increase software sales, we need to increase traffic to our web site. To date, our promotional efforts include site submission to major search engines and optimizing our site for search engine searches that are relevant to our software. Over the next twelve months, we hope to increase traffic and customers to our site by increasing promotion. Promotional initiatives we are evaluating are as follows.

Paid Internet Advertising

We are currently evaluating “Cost per Click” (CPC) text advertising campaigns with Overture and Google. Overture feeds text ads into five major search engines (AltaVista, Yahoo, CNN, MSN and Infospace). CPC campaigns allow us to bid on top positions for specific search terms, so that we can gain exposure to potential customers who are looking for optimization software. Each day we can monitor our progress, including the number of times our text ad was viewed, how many times it was clicked on, and the location of each click. This information can be used to determine the effectiveness of our campaign. The reporting systems that both Google and Overture offer are very detailed and timely and can provide an effective measurement tool to determine what campaigns are working. Should we proceed with these campaigns, our ads will be seen on Google and other major search engines for keyword searches that relate to our software. Overture and Google AdWords are the two largest ad agencies for search engine advertising. They both have an automated advertising management system that allows us to choose the search terms we want our ads to show up on and the price we want to pay when someone clicks on our ad. The price is based on a bidding system; if we pay more than another company for a given search term, our ad will get higher positioning. This can be an effective way of delivering targeted traffic to our web site. We have spent most of the 2006 calendar year focussing efforts on our marketing methods that do not involve expenditures. We expect to spend approximately $1,000 on CPC advertising in the first half of the 2007 calendar year. This may be increased or decreased depending on the success of lack thereof of these campaigns and the conversion of visitors into software purchasers.

As well, we submitted our site for registration on the Yahoo directory for $299 earlier in 2006.

Further Web Site Optimization

We intend to look to increase free traffic from search engines to our web site. We have determined the most efficient way to do this is with web site optimization. We assess our current site optimization status on an ongoing basis and look for ways to improve on it. Although we have already optimized our web site for search engines, it is an ongoing effort to gain higher search engine positioning for relevant keyword searches. We also investigate other search engines and web sites to submit our site to for free on an ongoing basis. By optimizing the content on each web page of our site, search engines may perceive the site as more relevant to search terms specific to our software. In conjunction with web site optimization, we will continue to manage a reciprocal link program using the LinkSurge software and increase the number of link partners we exchange links with. By increasing the number of sites that link to our web site, it can also improve our search engine rankings as these links generally serve as a vote to a web site’s popularity.

Optimization of our web site is an ongoing, month to month initiative. We expect to spend approximately 10 hours per month on this. The work will be completed by our President, Secretary, Treasurer and director, Troy Mutter.

Further Search Engine Free Submissions

We have submitted our site to a number of free search engines and many search engines have indexed our site automatically. Earlier in 2006, we submitted our site for listing on DMOZ, one of the largest directories of web sites on the Internet. DMOZ does not charge a fee for this listing.

Listings on Software Download Sites

We have listed our software and web site on Download.com on August 2005. Download.com is one of the most popular software downloading sites on the Internet. We are currently listed on their site as a free listing and are evaluating further advertising with Download.com in the form of a paid listing to increase exposure to our software. We are also considering advertising on other software download sites such as tucows.com, freetrialsoft.com and filetransit.com.

We plan to get listed on other software download sites such as tucows.com, freetrialsoft.com and filetransit.com. We commenced this process in April 2006 and it is ongoing. Listings on these sites are free.

Referral Program

We have a referral program which offers a referral fee of 20% of the license fee on all sales of our LinkSurge software to parties who have registered for our program and have referred customers to our product. We are operating this program through www.share-it.com, which manages this as an opt-in service at no additional charge. Share-it manages the signup, support and payment of the participants. Share-it does not charge any fee for this service but makes a commission on the sale of the software as described above – see “Description of Business - Current and Anticipated Sources of Revenue – Software Sales”. Referral program participants simply put a tracking link on their website that directs customers to our site. Every time someone sends us a customer (who purchases our software) we pay the participant that has referred the customer to us a referral fee of 20% of the license fee. The arrangement with Share-it was entered into on July 28, 2005 and can be terminated at any time by either party. No revenue has been generated to date through this program.

We have also increased exposure to our referral program by adding a section to our web site dedicated to marketing our referral program and signing up new participants.

Direct Marketing

We intend to contact companies directly who we feel could use our software. Besides our paid advertising initiative, we feel there is opportunity to sell our software directly to companies. We will research companies that offer online marketing and search engine optimization services and present them with the benefits of LinkSurge. As we believe LinkSurge is a valuable tool for search engine optimization, we hope that companies will purchase LinkSurge for their direct use or for resale to their clients. We will begin contacting companies directly in March of 2007 on an ongoing basis. Troy Mutter, our President, Secretary, Treasurer and director, will be conducting this sales effort and is expected to dedicate 15 hours a month to this endeavor.

Capital Expenses and Sources of Funds

Management projects that we will require additional funding to expand our current operations. We may seek to raise additional funds in the future through further issuances of common stock to investors and/or through debt. At this time, management does not have any plans to raise further funds from any party. Management projects that we may require an additional $73,500 to $105,000 to fund our ongoing operating expenditures, working capital requirements for the twelve month period ended August 31, 2007, broken down as follows:

Estimated Funding Required During the Twelve Month Period Ended August 31, 2007
Operating expenditures	Minimum	Maximum
Marketing	$2,500	$5,000
General and Administrative	$30,000	$40,000
Website development costs	$1,000	$3,000
Software development costs	$5,000	$7,000
Working capital	$35,000	$50,000
Total	$73,500.00	$105,000.00

Our cash on hand as at August 31, 2006 was $16,045 and CDN $20,300 (US $18,270) for a total of $34,315 in cash and cash equivalents. Although we hope to continue to achieve revenues as well as to increase our revenues we cannot predict with any certainty what, if any, our revenues will be over the next twelve month period. Therefore, to estimate how long we can satisfy our cash requirements over the next twelve months, we can only rely with certainty upon the remaining $34,315 we have in cash and cash equivalents. We anticipate our expenses will be incurred relatively consistently over the next twelve months. Therefore, if our operations incur the minimum estimated expenses, the monthly expenses (“burn rate”) would be $73,500/12 or $6,125 per month. At this burn rate, we expect our cash to satisfy our requirements for the next 5.6 months. If our operations incur the maximum estimated expenses, the burn rate after payment of offering costs would be $105,000/12 or $8,750 per month. At this burn rate, we expect our cash to satisfy our requirements for the next 3.9 months. In either scenario, current funds will not satisfy our minimum cash requirements for the period ended August 31, 2007. Therefore, to the extent we do not achieve sufficient revenues to cover the shortfall, we will need to raise additional funds. To the extent necessary to satisfy our cash requirements for the next 12 months, we hope to raise additional funds through loans or issuance of equity. We do not currently have any immediate plans to issue equity or borrow funds and there can be no assurances that we will be able to identify sources of additional funds should we need them to satisfy our cash requirements over the next 12 months.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further financing, successful and sufficient market acceptance of our website and software, the continuing successful development of our website, and, finally, achieving a profitable level of operations. We may at times try to raise additional capital through the private placement of our securities, through shareholder loans and/or through commercial loans. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for our continued operations. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease our operations. We do not currently have any plans to merge with another company, and we have not entered into any agreements or understandings for any such merger.

Research and Development

We plan to do one major update per year to keep the software current. These updates are not required by our licenses and are entirely at our own discretion as to timing and frequency. We anticipate another 200 hours of research and development in the next year on software development to fix any bugs and complete a third version of the software. We expect that 50 hours of this research and development over the next twelve months will be conducted by Infectious Communications at the cost of approximately $5,000. We expect to do other 100 hours of research and development ourselves. The work will be completed by our President, Secretary, Treasurer and director, Troy Mutter.

Purchase or Sale of Equipment

We do not anticipate that we will expend any significant amount on equipment for our present or future operations. We may purchase computer hardware and software for our ongoing operations.

Personnel

As of August 31, 2006, our employees include our President, Secretary and Treasurer, Troy Mutter and Vice-president, Frank Hollmann. They handle all of the responsibilities in the area of corporate administration, sales, consulting and business development. We have no other employees. In the twelve months ending August 31, 2007, we do not plan on adding any other employees. Currently the only employee being paid is Troy Mutter, who receives $1,957 per month for his work. We may choose to compensate our employees with consideration other than cash, such as shares of our common stock or option to purchase shares of our common stock.

If our sales and marketing program is successful in selling software, we may be required to hire new personnel to improve, implement and administer our operational, management, financial and accounting systems.

Subcontracting Expenses

Other than the planned software enhancements, we do not expect our subcontractor costs to increase in the future as we will be focusing our business on areas in which we have internal core competencies such as software sales and online advertising campaign management.

ITEM 7.	FINANCIAL STATEMENTS.
The following consolidated financial statements and the notes thereto are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm, dated July 26, 2006;

Consolidated Balance Sheets as of May 31, 2006 and 2005;

Consolidated Statement of Stockholders’ Equity from February 7, 2005 to May 31, 2006;

Consolidated Statements of Operations for the year ended May 31, 2006, for the period from February 7, 2005 (Date of Inception) to May 31, 2006 and for the period from February 7, 2005 (Date of Inception) to May 31, 2005;

Consolidated Statements of Cash Flows for the year ended May 31, 2006, for the period from February 7, 2005 (Date of Inception) to May 31, 2006 and for the period from February 7, 2005 (Date of Inception) to May 31, 2005; and

Notes to Consolidated Financial Statements.

SURGE ENTERPRISES, INC.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

31 MAY 2006 and 2005

EXPRESSED IN U.S. FUNDS

Surge Enterprises, Inc.

(A Development Stage Company)

Index

Report of Independent Registered Accounting Firm	F–1

Consolidated Balance Sheets	F–2

Consolidated Statement of Stockholders’ Equity	F–3

Consolidated Statements of Operations	F–4

Consolidated Statements of Cash Flows	F–5

Notes to the Consolidated Financial Statements	F–6 – F–15

Report of Independent Registered Public Accounting Firm

To the Stockholders of Surge Enterprises, Inc.:

We have audited the accompanying consolidated balance sheets of Surge Enterprises, Inc. (the “Company”) as at 31 May 2006 and 2005 and the related consolidated statements of stockholders’ equity (deficiency), operations, and cash flows for each of the periods ended 31 May 2006 and 2005, and for the period from 7 February 2005 (date of inception) to 31 May 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at 31 May 2006 and 2005, and the results of its operations and its cash flows for each of the periods ended 31 May 2006 and 2005, and for the period from 7 February 2005 (date of inception) to 31 May 2006, in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is dependent upon financing to continue operations, had suffered recurring losses from operations and has total liabilities that exceed total assets. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“Staley, Okada & Partners”

Vancouver, BC, Canada	STALEY, OKADA & PARTNERS
26 July 2006	CHARTERED ACCOUNTANTS

Surge Enterprises, Inc. (A Development Stage Company)	Statement 1
Consolidated Balance Sheets
Expressed in U.S. Funds

ASSETS	31 May 2006	31 May 2005
Current
Cash and cash equivalents	$25,507	$37,603
Accounts receivable	7,896	264
	33,403	37,867

Property and Equipment (Note 3)	6,331	-

	$39,734	$37,867

LIABILITIES
Current
Accounts payable and accrued liabilities	$31,507	$8,172
Customer deposit	9,729	-
Due to related party (Note 5)	21,917	4,112
	63,153	12,284

Continued Operations (Note 1)

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Capital Stock - Statement 2 (Note 6)
Authorized:
75,000,000 common shares, with a par value of $0.001
Issued and fully paid:
7,555,000 common shares	7,555	7,555
Additional paid-in capital	30,070	30,070
	37,625	37,625
Accumulated Other Comprehensive Income (Loss) - Statement 2	(3,838)	35
Deficit Accumulated During the Development Stage - Statement 2	(57,206)	(12,077)
	(23,419)	25,583
	$39,734	$37,867

- See Accompanying Notes -

Surge Enterprises, Inc. (A Development Stage Company)	Statement 2
Consolidated Statement of Stockholders’ Equity (Deficiency)
Expressed in U.S. Funds

	Common Shares
	Number	Amount	Additional Paid-in Capital	Other Comprehensive Income (Loss)	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficiency)
Balance – 7 February 2005 (date of inception) – Stock issued for cash	50,000	$50	$50	$-	$-	$100
Foreign currency translation adjustment	-	-	-	35	-	35
Stock issued for cash	7,505,000	7,505	30,020	-	-	37,525
Net loss for the period	-	-	-	-	(12,077)	(12,077)
Balance – 31 May 2005	7,555,000	7,555	30,070	35	(12,077)	25,583
Foreign currency translation adjustment	-	-	-	(3,873)	-	(3,873)
Net loss for the period	-	-	-	-	(45,129)	(45,129)
Balance – 31 May 2006	7,555,000	$7,555	$30,070	$(3,838)	$(57,206)	$(23,419)

- See Accompanying Notes -

Surge Enterprises, Inc. (A Development Stage Company)	Statement 3
Consolidated Statements of Operations
Expressed in U.S. Funds

	Accumulated from 7 February 2005 (Date of Inception) to 31 May 2006	Year Ended 31 May 2006	Period from 7 February 2005 (Date of Inception) to 31 May 2005
Revenue
Consulting	$55,288	$54,471	$817
Software	18,697	18,697	-
Total Revenue	73,985	73,168	817

General and Administrative Expenses
Advertising and Promotion	3,000	3,000	-
Audit and accounting fees	40,033	34,435	5,598
Depreciation	885	885	-
Legal	39,102	39,102	-
Office and miscellaneous	2,290	1,522	768
Software development (Note 4)	14,881	14,881	-
Subcontract	29,438	22,910	6,528
Website development costs	1,562	1,562	-
Total Expenses	131,191	118,297	12,894

Net Loss for the Period	$(57,206)	$(45,129)	$(12,077)

Net Loss per Share – Basic and Diluted		$(0.01)	$(0.01)

Weighted Average Common Shares Outstanding		7,555,000	2,302,212

- See Accompanying Notes -

Surge Enterprises, Inc. (A Development Stage Company)	Statement 4
Consolidated Statements of Cash Flows
Expressed in U.S. Funds

Cash Resources Provided By (Used In)	Accumulated from 7 February 2005 (Date of Inception) to 31 May, 2006	Year Ended 31 May 2006	Period from 7 February 2005 (Date of Inception) to 31 May 2005
Operating Activities
Loss for the period	$(57,206)	$(45,129)	$(12,077)

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	885	885	-

Changes in non-cash working capital:
Accounts receivable	(7,896)	(7,632)	(264)
Accounts payable and accrued liabilities	31,507	23,335	8,172
Customer deposit	9,729	9,729	-
Due to related party	21,917	17,805	4,112
	(1,064)	(1,007)	(57)

Investing Activities
Acquisition of property and equipment	(7,216)	(7,216)	-

Financing Activities
Common stock issued	37,625	-	37,625

Foreign Currency Translation Adjustment	(3,838)	(3,873)	35

Net Increase (Decrease) in Cash and Cash Equivalents	25,507	(12,096)	37,603
Cash and cash equivalents - Beginning of period	-	37,603	-
Cash and Cash Equivalents - End of Period	$25,507	$25,507	$37,603

Supplemental Disclosure
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

- See Accompanying Notes -

Surge Enterprises, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
For the Periods Ended 31 May 2006 and 2005
Expressed in U.S. Funds

1.	Organization and Going Concern

Surge Enterprises, Inc. (the “Company”) was incorporated in Nevada, U.S.A. on 7 February 2005.

The Company is a development stage company. Management has been devoting most of its activities to getting an SB-2 Registration Statement declared effective.

On 13 April 2005, the Company incorporated Surge Marketing Corp. (the “Subsidiary”). The Subsidiary was incorporated on 13 April 2005 in the Province of British Columbia, Canada. The Subsidiary is an internet marketing company which offers professional services that assist webmasters in managing their internet marketing efforts and reciprocal link arrangements.

Going Concern and Liquidity Considerations

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at 31 May 2006, the Company had a working capital deficiency of $29,750. During the year ended 31 May 2006, the Company had a loss from operations of $45,129 and an accumulated deficit of $57,206. The Company intends to fund operations through sales and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending 31 May 2007.

The ability of the Company to emerge from the development stage is dependent upon the Company’s successful efforts to raise sufficient capital for the development of the Subsidiary and then attaining profitable operations.

In response to these problems, management has planned the following actions:

•	The Company intends to apply for an SB-2 Registration Statement. Subsequent to year end, on 6 July 2006, the SB-2 became effective.
•	Management intends to raise additional funds through public or private placement offerings.
•	Management expects its increased marketing efforts to result in future sales. There can be no assurances, however, that management’s expectations of future sales will be realized.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Surge Enterprises, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
For the Periods Ended 31 May 2006 and 2005
Expressed in U.S. Funds

2.	Summary of Significant Accounting Policies

a)	Basis of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Surge Marketing Corp. All intercompany balances and transactions have been eliminated.

b)	Fiscal Periods

The Company’s fiscal year ends on 31 May.

c)	Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts and timing of revenues and expenses, the reported amounts and classification of assets and liabilities, and disclosure of contingent assets and liabilities. These estimates and assumptions are based on the Company’s historical results as well as management’s future expectations. The Company’s actual results could vary materially from management’s estimates and assumptions.

d)	Risks and Uncertainties

The Company operates in an emerging industry that is subject to market acceptance and technological change. The Company’s operations are subject to significant risks and uncertainties, including financial, operational, technological and other risks associated with operating an emerging business, including the potential risk of business failure.

e)	Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, term deposits and short-term highly liquid investments with a term to maturity of less than 90 days from inception which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of changes in value.

f)	Financial Instruments and Concentrations

The fair value of financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, customer deposit and amounts due to related party, were estimated to approximate their carrying value due to the immediate and relatively short maturity of these instruments. The Company’s operations are in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates.

g)	Property and Equipment

Property and equipment consists of computer equipment and furniture, and is recorded at cost, less accumulated depreciation. Computer equipment and furniture are being depreciated using the 30% and 20% declining balance method respectively, with one-half of these rates used in the year of acquisition.

Surge Enterprises, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
For the Periods Ended 31 May 2006 and 2005
Expressed in U.S. Funds

2.	Significant Accounting Policies - Continued

h)	Long-Lived Assets

In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets,” the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

i)	Revenue Recognition

Revenues are recognized when all of the following criteria have been met for SAB No. 104, “Revenue Recognition in Financial Statements:” persuasive evidence for an agreement exists; delivery has occurred; the fee is fixed or determinable; and collectibility is reasonably assured.

Revenue consists of software license sales from the Company’s flagship software product LinkSurge, website development and online marketing advertising campaign management services.

Revenue from software licence sales is recognized when all of the following SAB No. 104 requirements are met: The 30-day trial period has expired; the software is registered under a licensing agreement with a fixed and determinable price; the purchase of the software license is made through an online third party payment processor that ensures collectibility as customers will pay via credit card; and once the payment has been received and verified, the funds are credited to the Company and the software license is delivered to the purchaser instantly via e-mail.

In addition, the Company adopted the Statement of Position ("SOP") 97-2 "Software Revenue Recognition" and SOP 98-9 "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions." The license fee includes postcontract customer support (“PCS”) which provides installation support as well as upgrades up to twelve months from the date of purchase. Per SOP-97-2, the Company’s PCS revenue can be recognized together with the initial licensing fee on delivery of the software since all of the following conditions are met: the PCS fee is included with the initial licensing fee; the PCS included with the initial license is for one year or less; the estimated cost of providing PCS during the arrangement is insignificant; and unspecified upgrades/enhancements offered during PCS arrangements historically have been and are expected to continue to be minimal and infrequent.

Since the arrangement to deliver the software does not require significant production, modification or customization of software, revenue can be recognized when all the SAB 104 criteria outlined above are met.

Revenue from website development is recognized when all of the following SAB No. 104 requirements are met: a website development agreement is signed with an estimate of the total costs based on agreed-upon specifications of the project and a deposit is required from the customer. Revenue from website development services are recognized in accordance with the proportional performance method. Under this method, revenue is recognized as services are performed under the terms of contractual agreements with each customer. Website development activities (outputs) from the initial consulting, to layout sketches, to back end programming, and to website optimization are billed as services are performed and the customer receives the value of the service. Any amounts left from the initial deposit are recorded as deferred revenue until the

Surge Enterprises, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
For the Periods Ended 31 May 2006 and 2005
Expressed in U.S. Funds

2.	Significant Accounting Policies - Continued

i)	Revenue Recognition - Continued

final completion of the project. Upon completion, a final invoice is sent to the customer. If there are still amounts left in the deposit, the remaining deposit is refunded to the customer.

Revenue from online marketing advertising campaign management services is recognized when all of the following SAB No. 104 requirements are met: an online campaign management agreement is signed indicating a fixed monthly fee for services based on the amount of monthly work to be done. The Company is paid 100% in advance of each month, which is recorded as deferred revenue. Revenue is recognized when the monthly service is completed and collectibility has been assured.

j)	Foreign Currency Translation

The Company’s functional currency is the Canadian dollar. The Company’s reporting currency is the U.S. dollar. All transactions initiated in other currencies are re-measured into the functional currency as follows:

i)	Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date,
ii)	Non-monetary assets and liabilities, and equity at historical rates, and
iii)	Revenue and expense items at the average rate of exchange prevailing during the period.

Gains and losses on re-measurement are included in determining net income for the period.

Translation of balances from the functional currency into the reporting currency is conducted as follows:

ii)	Assets and liabilities at the rate of exchange in effect at the balance sheet date,
ii)	Equity at historical rates, and
iii)	Revenue and expense items at the average rate of exchange prevailing during the period.

Translation adjustments resulting from translation of balances from functional to reporting currency are accumulated as a separate component of shareholders’ equity as a component of comprehensive income or loss. Upon sale or liquidation of the net investment in the foreign entity the amount deferred will be recognized in income.

k)	Other Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at 31 May 2006, the Company’s only component of comprehensive income (loss) was foreign currency translation adjustments.

l)	Income Taxes

Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes

Surge Enterprises, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
For the Periods Ended 31 May 2006 and 2005
Expressed in U.S. Funds

2.	Significant Accounting Policies - Continued

l)	Income Taxes - Continued

the enactment date. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be recovered.

m)	Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents. The Company places its cash and cash equivalents with financial institutions of high credit worthiness. At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits. The Company’s management also routinely assesses the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

n)	Derivative Financial Instruments

The Company was not a party to any derivative financial instruments during the reported fiscal period.

o)	Basic and Diluted Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

There were no dilutive potential common shares at 31 May 2006. Because the Company has incurred a net loss and has no potentially dilutive common shares, basic and diluted loss per share are the same. Additionally, for purposes of calculating diluted loss per share, there were no adjustments to net loss.

p)	Stock-Based Compensation

Effective 1 March 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant). Before 1 March 2006, the Company accounted for stock-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and complied with the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”.  The

Surge Enterprises, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
For the Periods Ended 31 May 2006 and 2005
Expressed in U.S. Funds

2.	Significant Accounting Policies - Continued

p)	Stock-Based Compensation - Continued

Company adopted FAS 123(R) using the modified prospective method, which requires the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, financial statements for the periods prior to 1 March 2006 have not been restated to reflect the fair value method of expensing share-based compensation. Adoption of SFAS No. 123(R) does not change the way the Company accounts for share-based payments to non-employees, with guidance provided by SFAS 123 (as originally issued) and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

q)	Deferred Revenue

Deferred revenue represents deposits and advances which have not yet met the revenue recognition criteria under SAB 104 received in connection with the website development and online marketing advertising campaign management services. Deposits for website development relate to amounts received from customers prior to commencement of any work as well as amounts billed in excess of time and costs incurred. 100% of the monthly fees for online marketing advertising campaign management services are received one month in advance and are deferred until the end of the month when the services are performed.

r)	Internet Sales Transaction Fees

The Company’s software is being sold through a third party e-commerce provider who charges a percentage fee on gross sales for handling credit card transactions which range from 5-8% depending on the transaction. Software sales for the current month are credited to sales (and debited to accounts receivable) net of transaction fees since Share-it collects the current month credit-card payment and transfers the payments net of its fees to the Company via bank wire transfer on the 15th of the next month. Once the wire transfer is received, the accounts receivable is credited.

s)	Website Development Costs

EITF Issue 00-2 “Accounting for Web Site Development Costs” reached a consensus that, regardless of whether the website planning activities specifically relate to software, all costs incurred in the planning stage should be expensed as incurred. However, costs incurred in the operation stage that involve providing additional functions or features to the website should be accounted for as, in effect, new software. That is, costs of upgrades and enhancements that add functionality should be expensed or capitalized based on the general model of SOP 98-1 and FASB Statement 86.

Costs incurred for website hosting, which involve the payment of a specified periodic fee to an Internet service provider in return for hosting the website on its server(s) connected to the Internet, would generally be expensed over the period of benefit.

During the period, the Company did not incur any significant website development costs.

Surge Enterprises, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
For the Periods Ended 31 May 2006 and 2005
Expressed in U.S. Funds

2.	Significant Accounting Policies - Continued

t)	Software Costs

The Company’s policy is that software development costs related to the product line are charged to expense as incurred in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed”. This Statement specifies that costs incurred internally in creating a computer software product shall be charged to expense when incurred as research and development until technological feasibility has been established for the product. Technological feasibility is established upon completion of a detail program design or, in its absence, completion of a working model.

Costs for internal use software, whether developed or obtained, are assessed to determine whether they should be capitalized or expensed in accordance with American Institute of Certified Public Accountants’ Statement (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Capitalized software costs, if any, will be reflected as fixed assets on the consolidated balance sheet.

u)	Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and supersedes FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements – an amendment of APB Opinion No. 28.” SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the provisions of SFAS 154 will have a significant impact on its results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” This statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. In addition, SFAS 155 clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

Surge Enterprises, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
For the Periods Ended 31 May 2006 and 2005
Expressed in U.S. Funds

2.	Significant Accounting Policies - Continued

u)	Recent Accounting Pronouncements - Continued

In March 2006, the FASB issued SFAS 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140”. This statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement: (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: (a) a transfer of the servicer’s financial assets that meets the requirements for sale accounting, (b) a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, (c) an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates; (2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; (3) permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities: (a) Amortization method—Amortize servicing assets or servicing liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and assess servicing assets or servicing liabilities for impairment or increased obligation based on fair value at each reporting date, or (b) Fair value measurement method—Measure servicing assets or servicing liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur; (4) at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt this statement as of the beginning of its first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The effective date of this Statement is the date an entity adopts the requirements of this statement.

Surge Enterprises, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
For the Periods Ended 31 May 2006 and 2005
Expressed in U.S. Funds

3.	Property and Equipment

	31 May 2006			31 May 2005
		Accumulated	Net Book	Net Book
	Cost	Depreciation	Value	Value

Computer equipment	$6,806	$851	$5,955	$-
Furniture	410	34	376	-

	$7,216	$885	$6,331	-

4.	Software Development Costs

During the year, the Company incurred $14,881 (2005 - $NIL) in software development costs. These costs have been expensed in accordance with SFAS No. 86.

5.	Related Party Balances and Transactions

Related party transactions not disclosed elsewhere in the notes to the consolidated financial statements are as follows:

a)	Due to related party includes $21,917 (2005 - $4,112) for costs incurred on behalf of the Company in the normal course of business. This amount is non-interest bearing and is due on demand.

b)	During the prior fiscal period, the Company issued 5,500,000 common shares to two directors for proceeds of $27,600.

c)	Subcontract costs include $20,433 (2005 - $2,878) in consulting fees paid to the president and director of the Company.

d)

During the current year, the Company purchased $7,216 in computer equipment and office furniture from the president of the Company. The computer equipment and office furniture were valued at the estimated fair market value at the date of purchase. The original cost to the president of the Company was approximately $8,900, with the sale price reflecting the fair market values of the assets.

Surge Enterprises, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
For the Periods Ended 31 May 2006 and 2005
Expressed in U.S. Funds

6.	Capital Stock

a)	Authorized Stock

The Company is authorized to issue up to 75,000,000 common shares with par value of $0.001 per share. Each common share shall entitle the holder to one vote, in person or proxy on any matter on which action of the stockholder of the corporation is sought.

b)	Share Issuances

i)	At the date of incorporation, the Company issued 50,000 common shares for a total consideration of $100, being $0.002 per share.

ii)	On 12 April 2005, the Company issued 4,000,000 common shares to the President and the director of the Company. The Company received total proceeds of $20,000, being $0.005 per share.

iii)	On 22 April 2005, the Company issued 1,500,000 common shares to a director of the Company for $7,500, being $0.005 per share.

iv)	On 31 May 2005, the Company issued 2,005,000 common shares to various subscribers for total proceeds of $10,025, being $0.005 per share.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not applicable.
ITEM 8A.	CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this annual report, being May 31, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s President, Secretary and Treasurer. Based upon that evaluation, our company’s President, Secretary and Treasurer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 8B.	OTHER INFORMATION
None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers, Promoters and Control Persons

All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Troy Mutter	President, Secretary, Treasurer and Director	34	February 7, 2005
Frank Hollmann	Vice-President and Director	35	April 22, 2005

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person's business experience, principal occupation during the period, and the name and principal business of the organization by which he was employed.

Troy Mutter, President, Secretary, Treasurer and Director

On February 7, 2005, Troy Mutter was appointed as a director, President, Secretary and Treasurer of our company. Mr. Mutter brings over 14 years of Internet marketing and business development experience to Surge Marketing Corp. Mr. Mutter is responsible for generating and managing website development and online marketing business, as well as handling all software sales. While studying English and Marketing at the University of Victoria, in September 1991 he simultaneously began his business career as Marketing Assistant with Nesbitt Burns BMO, a full service investment firm. He worked at Nesbitt Burns BMO part time until January 1994. After finishing school he moved to Vancouver to work on advertising campaigns for companies such as A&W and BC Tel with one of the largest advertising agencies in the world, BBDO. BBDO creates and manages advertising campaigns for large corporations throughout the world. He worked at BBDO from April to August 1996 as Junior Account Executive. In January 1997, he was Sales Manager helping develop a print and online magazine, promotional team and radio program all branded under the name TAXI Communications Inc. TAXI was dedicated to providing current information of music, fashion, technology and events in a modern style for the 18 to 34 year old demographic. He left TAXI in September 1999 as he was recruited by GlobalMedia.com, a streaming media Internet company, as Advertising Manager. GlobalMedia.com provided over 100 radio and television stations with a proprietary Internet streaming solution. GlobalMedia.com generated revenue by selling and managing the advertising space on their client’s websites and radio streams. Mr. Mutter managed the advertising agency relationship with a company called L90 and the advertising department, which consisted of an ad sales team and creative team. He left GlobalMedia.com in February 2001. For the next two years, Mr. Mutter worked on his own as a contractor providing ongoing promotional services, holding private and public events to help promote companies. Two notable companies he worked with were U-Turn Pictures and Bar None. U-Turn was a start up film company and Bar None is a nightclub. In January 2003, he signed on as the Director of Business Development for www.zenmed.com, a subsidiary of Raging Creations Inc. Zenmed.com is a successful e-commerce website retailing health care and nutritional products. He worked at Raging Creations Inc. until August, 2004. He then became a freelance contractor to develop websites and started working on Surge Marketing, which was incorporated in April, 2005.

Mr. Mutter currently spends approximately 60 hours per week providing services to our company, which represents all of his working hours.

Frank Hollmann, Vice-President and Director

Mr. Hollmann joined our company on April 22, 2005 as Vice-President and a director. Mr. Hollmann has been a successful entrepreneur most of his career, starting while still in high school as an owner of a retail store called Santana Avenue. His store sold clothing and skateboards and was located in Dawson Creek, British Columbia, Canada. From September 1989 to June 1990 Mr. Hollmann attended the Goethe Institute in Schwabisch Hall, Germany for International Studies. In September 1990, Tezukayama Gakuin University in Osaka Japan recruited Mr. Hollmann as the Director for a Japanese exchange school program to oversee their international visit, including hiring instructors, planning the itinerary and coordinating all placements. The following year, September 1991, Mr. Hollmann transferred to the University of Victoria to study Fine Arts. After completing his schooling in July of 1997 he began to fine tune his business management skills, owning his second company, an irrigation company called Quality Vegatation Control in Dawson Creek, Canada. He worked on his own company for two years, until September 1999 when he started landscaping as a contractor. Over the next six years until now, he worked on several private and public contracts. Within that time he briefly worked with Culligan Water from November 2002 until August 2003, as Sales Executive selling purified water contracts. From May 2004 until July 2005 he worked with CMC Design as a landscape contractor and from October 2003 until September 2005 he also worked on a number of films as Production Assistant and Cast Member.

Mr. Hollmann currently spends approximately 10 to 20 hours per week providing services to our company, which represents approximately 40% of his working hours as he also works as a freelance consultant.

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.             any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.             any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.             being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.             being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Committees of the Board

We do not have a standing audit, nominating or compensation committee at the present time. Our company did not hold any formal board meetings during the year ended May 31, 2006. All the proceedings of our board of directors were conducted by resolutions consented to in writing by all of our directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution are, according to Nevada law and our by-laws, as valid and effective as if they had been at a meeting of the directors duly called and held.

Audit Committee Financial Expert

Our board of directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B, nor do we have a board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because the company believes that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact the we have not generated any revenues from operations to date.

Code of Ethics

Effective September 1, 2006, our company’s board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company’s President and Chief Executive Officer as well as the individuals performing the functions of our Chief Financial Officer, Secretary and Controller. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

1.	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
2.

full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

3.	compliance with applicable governmental laws, rules and regulations;
4.	the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and
5.	accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company’s personnel shall be accorded full access to our President and Chief Executive Officer with respect to any matter which may arise relating to the Code of Business Conduct and Ethics. Further, all of our company’s personnel are to be accorded full access to our company’s board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our President and Chief Executive Officer.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company’s President and Chief Executive Officer. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the President and Chief Executive Officer, the incident must be reported to any member of our board of directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company’s Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics is filed as Exhibit 14.1 to this annual report. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Surge Enterprises, Inc., 205-340 Linden Avenue, Victoria, British Columbia Canada V8V 4E9.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of Forms 3, 4 and 5 (and amendments thereto) furnished to us during or in respect of the fiscal year ended May 31, 2006, we are not aware of any director, executive officer or beneficial owner of more than 10% of the outstanding common stock who or which has not timely filed reports required by Section 16(a) of the Exchange Act during or in respect of such fiscal year.

ITEM 10.	EXECUTIVE COMPENSATION.

Executive Compensation

No executive officer of our company received an annual salary and bonus that exceeded $100,000 during the period from inception (February 7, 2005) to May 31, 2005 (our first fiscal year) and June 1, 2005 to May 31, 2006 (our second fiscal year). The following table shows the compensation received by our President, Secretary and Treasurer for our first two fiscal years.

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation (1)
					Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation (1)	Securities Underlying Options/ SARs Granted	Restricted Shares or Restricted Share Units	LTIP Payouts	All Other Compen- sation
Troy Mutter President, Secretary, Treasurer and Director(2)	2006 2005	$20,433(3) $2,878(3)	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)           The value of perquisites and other personal benefits, securities and property for the executive officers that do not exceed the lesser of $50,000 or 10% of the total of the annual salary and bonus is not reported herein.

(2)	Troy Mutter became our President, Secretary and Treasurer on February 7, 2005.
(3)	Paid as consulting fees.

Stock Options and Stock Appreciation Rights

From the date of inception to May 31, 2006, we did not grant any stock options or stock appreciation rights to any of our directors or officers. No stock options or stock appreciation rights are currently outstanding.

Compensation Of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings. We did not pay any other director's fees or other cash compensation for services rendered as a director for the fiscal period ended May 31, 2006.

We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

Employment Contracts and Termination of Employment and Change in Control Arrangements

Other than as set out below, we have not entered into any employment agreement or consulting agreement with our directors and executive officers.

Our President, Secretary, Treasurer and director, Troy Mutter, provides management services and office premises to our company for total costs of $21,917. During the year ended May 31, 2006 we paid $20,433 to Troy Mutter in consulting fees. There is no formal agreement in place.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of August 31, 2006, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Troy Mutter #205 – 340 Linden Ave. Victoria, British Columbia V8V 4E9 Canada	4,050,000	53.61%
Frank Hollmann #205 – 805 Cook Street Victoria, British Columbia V8V 3Z1	1,500,000	19.85%
Directors and Officers (as a group)	5,550,000	73.46%
(1)	Based on 7,555,000 shares outstanding as of August 31, 2006.

Changes in Control

We are unaware of any contract, or other arrangement or provision of our Articles or by-laws, the operation of which may at a subsequent date result in a change of control of our company.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Other than as listed below, we have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds $60,000, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

On February 7, 2005, we issued 50,000 shares of our common stock at $0.002 per share to Troy Mutter, our President, Secretary, Treasurer and director, in a private placement transaction.

On April 12, 2005, we issued 4,000,000 shares of our common stock at $0.005 per share to Troy Mutter, our President, Secretary, Treasurer and director, in a private placement transaction.

On April 22, 2005, we issued 1,500,000 shares of our common stock at $0.005 per share to Frank Hollmann, our Vice-President and director, in a private placement transaction.

Our President, Secretary, Treasurer and director, Troy Mutter, provides management services and office premises to our company for total costs of $21,917. During the year ended May 31, 2006 we paid $20,433 to Troy Mutter in consulting fees. There is no formal agreement in place.

We purchased approximately $7,216 in office equipment from our President, Secretary, Treasurer and director, Troy Mutter, on August 1, 2005. The purchase price was determined by Mr. Mutter based upon an estimation of the fair market value of the equipment. The original cost to Mr. Mutter was approximately $8,900. At the time of purchase, the equipment ranged from six months to two years old.

Other than the consulting fee payable to Troy Mutter, neither Troy Mutter nor Frank Hollmann, our directors and officers, receives compensation for their time, effort and attention that they give to the affairs of our company. We sold an aggregate of 5,550,000 shares to these two individuals at $0.002 and $0.005 per share in February and April, 2005.

As at May 31, 2006, the company owed Troy Mutter a total of $21,917 for expenses paid by Mr. Mutter on behalf of the company.

ITEM 13.	EXHIBITS.
Exhibit Number	Description
3.1	Articles of Incorporation (incorporated by reference from our SB-2 filed on October 13, 2005)
3.2	Bylaws (incorporated by reference from our SB-2 filed on October 13, 2005)
3.3	Certificate of Correction (incorporated by reference from our SB-2 filed on October 13, 2005)
10.1	Form of Subscription Agreement between Surge Enterprises, Inc. and each of the following persons: (incorporated by reference from our SB-2 filed on October 13, 2005)
	Name:	Amount of Common Shares Purchased at $0.005 per Share:

	Stephane Bourke	$250
	Darcy Dormett	$450
	Colin Eaton	$250
	Elyza Hartnell	$500
	Rosalynne Hartnell	$300
	Aitch Johnson	$300
	Randy Jorgenson	$250
	Warren Kirschner	$350
	Christine Larsen	$350
	Lindsay LeCorre	$200
	Stephanie LeCorre	$200
	Morgan Minto	$500
	Jason Mooney	$250
	Michele Morfit	$225
	Jennifer Mutter	$350
	Melissa Mutter	$350
	Dallin Paul	$400
	Kevin Reuschel	$250
	Tawnya Ritco	$350
	Aaron Robinson	$200
	Domenique Rosenblum	$200
	Rodney Ruel	$200
	Hugh Shlosser	$250
	Adam Skulsky	$250
	Jade Stranaghan	$450
	Morgan Tedder	$300
	Leah Terhart	$350
	Byron Thompson	$300
	Cam-Linh Tran	$300
	Mike Verran	$400
	Nate Verran	$450
	Thomas Yeung	$300

10.2	Subscription Agreement, dated April 22, 2005, between Surge Enterprises, Inc. and Frank Hollmann (incorporated by reference from our SB-2 filed on October 13, 2005)
10.3	Subscription Agreement, dated April 12, 2005, between Surge Enterprises, Inc. and Troy Mutter (incorporated by reference from our SB-2 filed on October 13, 2005)
10.4	Subscription Agreement, dated February 7, 2005, between Surge Enterprises, Inc. and Troy Mutter (incorporated by reference from our SB-2 filed on October 13, 2005)

10.5	Software Development Agreement, dated August 30, 2005, between Surge Marketing Corp. and Infectious Communications (incorporated by reference from our SB-2 filed on October 13, 2005)
10.6

Custom Software Buyer Agreement between Surge Marketing Corp. and Exhedra Solutions, Inc. with respect to software development services purchased through www.RentACoder.com (incorporated by reference from our SB-2 filed on October 13, 2005)

10.7

Development Agreement entered into on July 28, 2005, as updated October 5, 2005, between Surge Marketing Corp. and Element 5 respecting www.share-it.com services (incorporated by reference from our SB-2 filed on October 13, 2005)

10.8

Affiliate Program/Premium Affiliate Management General Terms and Conditions entered into on July 27, 2005 between Surge Marketing Corp. and Element 5 regarding referral services through www.share-it.com.

10.9	Development Agreement entered into on July 28, 2005 between Surge Marketing Corp. and Element 5 respecting www.share-it.com services (incorporated by reference from our SB-2 filed on October 13, 2005)
10.10	Promissory Note entered into on January 13, 2006 by Surge Enterprises, Inc. in favour of Troy Mutter (incorporated by reference from our SB-2 filed on October 13, 2005)
14.1*	Code of Ethics
21.	Subsidiaries of Surge Enterprises, Inc. Surge Marketing Corp. (British Columbia)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 1350 Certifications
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Staley Okada & Partners, Chartered Accountants, for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal years ended May 31, 2006 and 2005 were $24,508 and Nil respectively.

Audit Related Fees

For the fiscal years ended May 31, 2006 and 2005, the aggregate fees billed for assurance and related services by Staley Okada & Partners relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above, was Nil and Nil respectively.

Tax Fees

For the fiscal years ended May 31, 2006 and 2005, the aggregate fees billed by Staley Okada & Partners for other non-audit professional services, other than those services listed above, totalled $809 and Nil respectively.

Approval of Audit Fees

Our board of directors, which performs the functions of an audit committee, pre-approves all services provided by our independent auditors. 100% of the services provided by the auditors has been pre-approved since incorporation.

Our board of directors has considered the nature and amount of fees billed by Staley Okada & Partners for the fiscal year ended May 31, 2006, and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Staley Okada & Partners’ independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURGE ENTERPRISES, INC.

/s/ Troy Mutter

By: Troy Mutter, President, Secretary, Treasurer and Director

(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Dated: September 13, 2006

/s/ Frank Hollman

By: Frank Hollmann, Vice-President and Director

Dated: September 13, 2006