Form 10QSB
period 2006-08-31
SURGE ENTERPRISES, INC.
filed 2006-10-16
CIK 1341315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2006

[	] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number  000-30299

SURGE ENTERPRISES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	20-2514234
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

205-340 Linden Avenue, Victoria, British Columbia Canada V8V 4E9
(Address of principal executive offices)

250.858.9862
(Issuer's telephone number)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes [ ]     No  [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   7,555,000 common shares issued and outstanding as of October 3, 2006

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [	]	No [ X ]

2

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the quarter ended June 30, 2006 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

SURGE ENTERPRISES, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

31 AUGUST 2006

EXPRESSED IN U.S. FUNDS

Unaudited

3

Surge Enterprises, Inc.

(A Development Stage Company)

Index
Interim Consolidated Balance Sheets	F–1
Interim Consolidated Statements of Stockholders’ Deficiency	F–2
Interim Consolidated Statements of Operations	F–3
Interim Consolidated Statements of Cash Flows	F–4
Notes to the Interim Consolidated Financial Statements	F–5 – F–9

Surge Enterprises, Inc. (A Development Stage Company)	Statement 1
Interim Consolidated Balance Sheets
Expressed in U.S. Funds

ASSETS	31 August 2006 (unaudited)	31 May 2006 (audited)
Current
Cash and cash equivalents	$30,750	$25,507
Accounts receivable	14,087	7,896
	44,837	33,403

Equipment (Note 3)	5,801	6,331

	$50,638	$39,734

LIABILITIES
Current
Accounts payable and accrued liabilities	$57,531	$31,507
Customer Deposit	6,689	9,729
Due to related party (Note 5)	21,852	21,917
	86,072	63,153
Continued Operations (Note 1)

STOCKHOLDERS’ EQUITY
Capital Stock - Statement 2 (Note 6)
Authorized:
75,000,000 common shares, with a par value of $.001
Issued and fully paid:
7,555,000 common shares	7,555	7,555
Additional paid-in capital	30,070	30,070
	37,625	37,625
Accumulated Other Comprehensive Income (Loss) - Statement 2	(3,749)	(3,838)
Deficit Accumulated During the Development Stage - Statement 2	(69,310)	(57,206)
	(35,434)	(23,419)
	$50,638	$39,734

ON BEHALF OF THE BOARD:

/s/ Frank Hollmann	,	Director
/s/ Troy Mutter	,	Director

- See Accompanying Notes -

Surge Enterprises, Inc. (A Development Stage Company)	Statement 2
Interim Consolidated Statement of Stockholders’ Equity (Deficiency)
For the Period from Inception (7 February 2005) to 31 August 2006
Expressed in U.S. Funds

(unaudited)

	Common Shares
	Number	Amount	Additional Paid-in Capital	Other Comprehensive Income (Loss)	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity
Balance – 7 February 2005 (date of inception) – Stock issued for cash	50,000	$50	$50	$-	$-	$100
Foreign currency translation adjustment	-	-	-	35	-	35
Stock issued for cash	7,505,000	7,505	30,020	-	-	37,525
Net loss for the period	-	-	-	-	(12,077)	(12,077)
Balance – 31 May 2005	7,555,000	$7,555	$30,070	$35	$(12,077)	$25,583
Foreign currency translation adjustment	-	-	-	(3,873)	-	(3,873)
Net loss for the period	-	-	-	-	(45,129)	(45,129)
Balance – 31 May 2006	7,555,000	$7,555	$30,070	$(3,838)	$(57,206)	$(23,419)
Foreign currency translation adjustment	-	-	-	89	-	89
Net loss for the period	-	-	-	-	(12,104)	(12,104)
Balance – 31 August 2006 (unaudited)	7,555,000	$7,555	$30,070	$(3,749)	$(69,310)	$(35,434)

- See Accompanying Notes -

Surge Enterprises, Inc. (A Development Stage Company)	Statement 3
Interim Consolidated Statement of Operations
Expressed in U.S. Funds

(unaudited)

	Accumulated from 7 February 2005 (Date of Inception) to 31 Aug 2006	Three Months Ended 31 Aug 2006	Three Months Ended 31 Aug 2005
Revenue
Consulting	$69,902	$14,614	$10,584
Software	18,697	-	2,000
Total Revenue	$88,599	$14,614	$12,584

General and Administrative Expenses
Advertising and Promotion	3,000	-	3,000
Depreciation	1,415	530	89
Audit and accounting fees	51,090	11,057	3,681
Legal	47,153	8,051	-
Office and miscellaneous	3,344	1,054	191
Software development (Note 4)	14,881	-	-
Subcontract (Note 5)	35,464	6,026	6,452
Website development costs	1,562	-	1,500
Total Expenses	$157,909	$26,718	$14,913

Net Loss for the Period	(69,310)	(12,104)	$(2,329)

Net Loss per Share – Basic and Diluted		$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding		7,555,000	7,555,000

- See Accompanying Notes -

Surge Enterprises, Inc. (A Development Stage Company)	Statement 4
Interim Consolidated Statement of Cash Flows
For the Period from Inception (7 February 2005) to 31 August 2006
Expressed in U.S. Funds

(unaudited)

Cash Resources Provided By (Used In)	Accumulated from 7 February 2005 (Date of Inception) to 31 August 2006	Three Months Ended 31 August 2006	Three Months Ended 31 August 2005
Operating Activities
Loss for the period	$(69,310)	$(12,104)	$(2,329)

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	1,415	530	89

Changes in non-cash working capital:
Accounts receivable	(14,087)	(6,191)	(2,315)
Accounts payable and accrued liabilities	57,531	26,024	(2,328)
Customer Deposit	6,689	(3,040)	12,636
Due to related party	21,852	(65)	1,221
	4,090	5,154	6,974

Investing Activities
Acquisition of property and equipment	(7,216)	-	(7,450)

Financing Activities
Common stock issued	37,625	-	-

Foreign Currency Translation Adjustment	(3,749)	89	(670)

Net Increase (Decrease) in Cash and Cash Equivalents	30,750	5,243	(1,146)
Cash and cash equivalents - Beginning of period	-	25,507	37,603
Cash and Cash Equivalents - End of Period	$30,750	$30,750	$36,457

Supplemental Disclosure
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

- See Accompanying Notes -

Surge Enterprises, Inc. (A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
For the Period Ended 31 August 2006
Expressed in U.S. Funds (unaudited)

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

The accompanying interim consolidated financial statements are unaudited and include, in our opinion, all adjustments, consisting of only normal recurring adjustments, necessary for air presentation. The consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the related notes included in our May 31, 2006 10-K. The accompanying consolidated financial statements are interim consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States and are stated in U.S. dollars.

Going Concern and Liquidity Considerations

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. During the three months period ended 31 August 2006, the Company has a loss from operations of $12,104 and an accumulated deficit of $69,310. The Company intends to fund operations through sales and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending 31 May 2007.

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

The accompanying consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Surge Enterprises, Inc. (A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
For the Period Ended 31 August 2006
Expressed in U.S. Funds (unaudited)

2.	Summary of Significant Accounting Policies

Recent Accounting Pronouncements

i)	FIN No. 46

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after 31 January 2003. For variable interest entities created or acquired prior to 1 February 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after 15 June 2003. However, in December 2003, the FASB published a revision to FIN 46 to clarify some of the provisions of FIN 46, and to exempt certain entities from its requirements.  Under the new guidance, there are new effective dates for companies that have interests in structures that are commonly referred to as special-purpose entities.  The rules are effective in financial statements for periods ending after 15 March 2004. The adoption did not have any impact on the Company’s financial statements.

ii)	SFAS No. 149

In April 2004, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group ("DIG") process that effectively required amendments to SFAS No. 133, and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative and characteristics of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after 30 June 2003 and for hedging relationships designated after 30 June 2003. The Company adopted SFAS 149 with no material impact on its financial statements.

iii)	SFAS No. 150

In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 is effective for all financial instruments created or modified after 31 May 2003 and otherwise is effective at the beginning of the first interim period beginning after 15 June 2003. The Company adopted SFAS 150 with no material impact on its financial statements.

Surge Enterprises, Inc. (A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
For the Period Ended 31 August 2006
Expressed in U.S. Funds (unaudited)

2.	Significant Accounting Policies - Continued

Recent Accounting Pronouncements - Continued

iv)	SFAS No. 123R

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, “Share Based Payment”. SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with Ltd exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after 15 June 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after 15 December 2005. For non-public entities, SFAS 123R must be applied as of the beginning of the first annual reporting period beginning after 15 December 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

Surge Enterprises, Inc. (A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
For the Period Ended 31 August 2006
Expressed in U.S. Funds (unaudited)

2.	Significant Accounting Policies - Continued

Recent Accounting Pronouncements - Continued

vi)	SFAS No. 153

In December 2004, the FASB issued SFAS 153, “Exchanges of Non-Monetary Assets – An amendment of APB 29”.  This statement amends APB 29, which is based on the principle that exchanges of non-monetary assets should be measured at the fair value of the assets exchanged with certain exceptions. SFAS 153 eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  This statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning on or after 15 June 2005.

3.	Equipment

	31 August 2006			31 May 2006
		Accumulated	Net Book	Net Book
	Cost	Depreciation	Value	Value
			(unaudited)	(audited)

Computer equipment	$ 6,806	$1,361	$5,445	$5,955
Furniture	410	54	356	376

	$ 7,216	$1,415	$5,801	$6,331

4.	Software Development Costs

During the period, the Company incurred $NIL (31 May 2006 - $14,881) in software development costs.

Surge Enterprises, Inc. (A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
For the Period Ended 31 August 2006
Expressed in U.S. Funds (unaudited)

5.	Related Party Balances and Transactions

Related party transactions not disclosed elsewhere in the notes to the interim consolidated financial statements are as follows:

a)

Due to related party includes $21,852 due to the president and director for costs incurred on behalf of the Company in the normal course of business. This amount is non-interest bearing and is due on demand.

b)	Subcontract costs include $6,026 in consulting fees paid to the president and director of the Company.

6.	Capital Stock

a)	Authorized Stock

The Company is authorized to issue up to 75,000,000 common shares with par value of $0.001 per share. Each common share shall entitle the holder to one vote, in person or proxy on any matter on which action of the stockholder of the corporation is sought.

b)	Share Issuances

i)	At the date of incorporation, the Company issued 50,000 common shares for a total consideration of $100, being $0.001 per share and $0.001 per share for excess consideration over par value.

ii)

On 12 April 2005, the Company issued 4,000,000 common shares to the President and the director of the Company. The Company received total proceeds of $20,000, being $0.001 per share and $0.004 per share for excess consideration over par value.

iii)	On 22 April 2005, the Company issued 1,500,000 common shares to a director of the Company for $7,500, being $0.001 per share and $0.004 per share for excess consideration over par value.

iv)	On 31 May 2005, the Company issued 2,005,000 common shares to various subscribers for total proceeds of $10,025, being $0.001 per share and $0.004 per share for excess consideration over par value.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our consolidated unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report, particularly in the section entitled "Risk Factors" of this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "CDN$" refer to Canadian dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report and unless otherwise indicated, the terms “we”, “us” and “our” refer to Surge Enterprises, Inc. and our wholly-owned subsidiary, Surge Marketing Corp.

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

Our Current Business

Through our subsidiary, Surge Marketing Corp., we sell a software product called LinkSurge and provide website development and online marketing services.

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

PLAN OF OPERATIONS

The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report, particularly in the section entitled “Risk Factors” beginning on page 12 of this quarterly report.

Future Operations

Our primary objective for the next twelve months ending August 31, 2007 will be to increase sales of our software, LinkSurge. We further intend to develop LinkSurge by improving its functionality in order to make it more effective as a search engine optimization tool.

Goals

We have the following goals for the next twelve months ending August 31, 2007:
•

Improve Software Functionality and Effectiveness. We intend to continue to develop our software. As LinkSurge is our flagship product, it is important that we continue to make improvements on its functionality and effectiveness to be competitive in the market. Although the software is useful and selling ($18,697) in sales as of August 31, 2006), the software industry is continuously changing and growing. In order to stay competitive, we need to continually improve the software to compete with similar products in the market. Our goal is to further improve LinkSurge’s functionality and effectiveness over the next 12 months.

•

Increased Promotion of Software. We must decrease our reliance on online marketing and web site contracts and increase revenues from software sales. Although we have earned revenue with online marketing and web site contracts to date, it is important that we remain focused on our software product. Through the initial stages of our company’s development, we were able to utilize the expertise of our management in the areas of marketing and web development consulting to increase revenue. As our software sales increase, we feel it will be important to decrease time spent on consulting and more effort spent on promotion of our software as it is a more scaleable revenue source. For the three month period ended August 31, 2006, software sales represented approximately nil% of our total sales. Our goal will be for the period ended August 31, 2007 to increase software sales to 50% of total sales.

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

Improve Software Functionality and Effectiveness

The first version of our software, LinkSurge, was developed by a Ukrainian team from April to July, 2005 at a cost of $1,500. This initial version was effective in helping web sites manage their reciprocal link program and we were able to sell a number of copies of this version. We have since developed a second version of LinkSurge. This improved version is designed to simplify the use of the software and the day to day overhead required to manage a link exchange program. We contracted a Vancouver company, Infectious Communications Inc., to develop LinkSurge 2.0 for the consideration of $15,000, plus 7% taxes, for a total of $16,050. They began development in September, 2005 and completed in January, 2006. This most recent version of LinkSurge includes the following improvements: find link partners wizard, improved documentation and enhanced link editing capabilities.

•	The find link partner feature allows the user to go step by step through a wizard to search the Internet using keywords and find link partners to exchange links with.
•	Documentation was improved with tooltips describing each field and option in the software.
•	The link editing capabilities were improved by optimizing the display of link information as well as allowing link categories and statuses to be edited.

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

Increased Promotion of Software

We currently sell our software exclusively on our web site at www.surgemark.com. In order to increase software sales, we need to increase traffic to our web site. To date, our promotional efforts include site submission to major search engines and optimizing our site for search engine searches that are relevant to our software. Over the next twelve months, we hope to increase traffic and customers to our site by increasing promotion. Promotional initiatives we are evaluating are as follows:

Paid Internet Advertising

We are currently evaluating “Cost per Click” (CPC) text advertising campaigns with Overture and Google. Overture feeds text ads into five major search engines (AltaVista, Yahoo, CNN, MSN and Infospace). CPC campaigns allow us to bid on top positions for specific search terms, so that we can gain exposure to potential customers who are looking for optimization software. Each day we can monitor our progress, including the number of times our text ad was viewed, how many times it was clicked on, and the location of each click. This information can be used to determine the effectiveness of our campaign. The reporting systems that both Google and Overture offer are very detailed and timely and can provide an effective measurement tool to determine what campaigns are working. Should we proceed with these campaigns, our ads will be seen on Google and other major search engines for keyword searches that relate to our software. Overture and Google AdWords are the two largest ad agencies for search engine advertising. They both have an automated advertising management system that allows us to choose the search terms we want our ads to show up on and the price we want to pay when someone clicks on our ad. The price is based on a bidding system; if we pay more than another company for a given search term, our ad will get higher positioning. This can be an effective way of delivering targeted traffic to our web site. We have spent most of the 2006 calendar year focussing efforts on our marketing methods that do not involve expenditures. We expect to spend approximately $1,000 on CPC advertising in the first half of the 2007 calendar year. This may be increased or decreased depending on the success or lack thereof of these campaigns and the conversion of visitors into software purchasers.

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

Listings on Software Download Sites

We listed our software and web site on Download.com on August 2005. Download.com is one of the most popular software downloading sites on the Internet. We are currently listed on their site as a free listing and are evaluating further advertising with Download.com in the form of a paid listing to increase exposure to our software. We are also considering advertising on other software download sites such as tucows.com, freetrialsoft.com and filetransit.com.

We plan to get listed on other software download sites such as tucows.com, freetrialsoft.com and filetransit.com. We commenced this process in April 2006 and it is ongoing. Listings on these sites are free.

Referral Program

We have a referral program which offers a referral fee of 20% of the license fee on all sales of our LinkSurge software to parties who have registered for our program and have referred customers to our product. We are operating this program through www.share-it.com, which manages this as an opt-in service at no additional charge. Share-it manages the signup, support and payment of the participants. Share-it does not charge any fee for this service but makes a commission on the sale of the software. Referral program participants simply put a tracking link on their website that directs customers to our site. Every time someone sends us a customer (who purchases our software) we pay the participant that has referred the customer to us a referral fee of 20% of the license fee. The arrangement with Share-it was entered into on July 28, 2005 and can be terminated at any time by either party. No revenue has been generated to date through this program.

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

Our cash on hand and cash equivalents as at August 31, 2006 were $30,750. Although we hope to continue to achieve revenues as well as to increase our revenues we cannot predict with any certainty what, if any, our revenues will be over the next twelve month period. Therefore, to estimate how long we can satisfy our cash requirements over the next twelve months, we can only rely with certainty upon the remaining $30,750 we have in cash and cash equivalents. We anticipate our expenses will be incurred relatively consistently over the next twelve months. Therefore, if our operations incur the minimum estimated expenses, the monthly expenses (“burn rate”) would be $73,500/12 or $6,125 per month. At this burn rate, we expect our cash to satisfy our requirements for the next 5.6 months. If our operations incur the maximum estimated expenses, the burn rate after payment of offering costs would be $105,000/12 or $8,750 per month. At this burn rate, we expect our cash to satisfy our requirements for the next 3.9 months. In either scenario, current funds will not satisfy our minimum cash requirements for the period ended August 31, 2007. Therefore, to the extent we do not achieve sufficient revenues to cover the shortfall, we will need to raise additional funds. To the extent necessary to satisfy our cash requirements for the next 12 months, we hope to raise additional funds through loans or issuance of equity. We do not currently have any immediate plans to issue equity or borrow funds and there can be no assurances that we will be able to identify sources of additional funds should we need them to satisfy our cash requirements over the next 12 months.

Total expenses for the three month period ended August 31, 2006 were $26,718, compared to $14,913 for the three month period ended August 31, 2005. For the three month period ended August 31, 2006 we incurred $6,026 in subcontracting expenses, all of which was payable to our President, compared to $6,452 in subcontracting expenses, of which $3,845 were payable to our President and the remaining $2,607 were payable to our subcontractor Infectious Communications Inc. during the three month period ended August 31, 2005. Professional fees were $19,108 for the three month period ended August 31, 2006, compared to $3,681 for the three month period ended August 31, 2005. The increase was due to increased activities that increased legal fees and auditing fees. Advertising expense was $nil, depreciation was $530 and office, rent and general expenses were $1,054 for the three month period ended August 31, 2006, compared to advertising expense of $3,000, depreciation of $89 and office, rent and general expenses of $191 for the three month period ended August 31, 2005. The decrease in advertising expenses was due to less marketing activities, the increase in depreciation was due to the fact that we purchased our equipment during the three month period ended August 31, 2005 and the increase in office, rent and general expenses is due to the overall increase in general and administration costs. For the three month period ended August 31, 2006, website development expenses were $nil, compared to $1,500 for the three month period ended August 31, 2005. Website development expenses decreased because we completed the development of our website during the three month period ended August 31, 2005.

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

Research and Development

We plan to do one major update per year to keep the software current. These updates are not required by our licenses and are entirely at our own discretion as to timing and frequency. We anticipate another 200 hours of research and development in the next year on software development to fix any bugs and complete a third version of the software. We expect that 50 hours of this research and development over the next twelve months will be conducted by Infectious Communications at the cost of approximately $5,000. We expect to do another 100 hours of research and development ourselves. The work will be completed by our President, Secretary, Treasurer and director, Troy Mutter.

Purchase or Sale of Equipment

We do not anticipate that we will expend any significant amount on equipment for our present or future operations. We may purchase computer hardware and software for our ongoing operations.

Personnel

As of August 31, 2006, our employees include our President, Secretary and Treasurer, Troy Mutter and Vice-president, Frank Hollmann. They handle all of the responsibilities in the area of corporate administration, sales, consulting and business development. We have no other employees. In the twelve months ending August 31, 2007, we do not plan on adding any other employees. Currently the only employee being paid is Troy Mutter, who receives CAN$2,250 per month for his work. We may choose to compensate our employees with consideration other than cash, such as shares of our common stock or option to purchase shares of our common stock.

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

Recent Accounting Pronouncements

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after 31 January 2003. For variable interest entities created or acquired prior to 1 February 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after 15 June 2003. However, in December 2003, the FASB published a revision to FIN 46 to clarify some of the provisions of FIN 46, and to exempt certain entities from its requirements.  Under the new guidance, there are new effective dates for companies that have interests in structures that are commonly referred to as special-purpose entities.  The rules are effective in financial statements for periods ending after 15 March 2004. The adoption did not have any impact on our company’s financial statements.

In April 2004, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group ("DIG") process that effectively required amendments to SFAS No. 133, and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative and characteristics of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after 30 June 2003 and for hedging relationships designated after 30 June 2003. We adopted SFAS 149 with no material impact on our financial statements.

In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 is effective for all financial instruments created or modified after 31 May 2003 and otherwise is effective at the beginning of the first interim period beginning after 15 June 2003. We adopted SFAS 150 with no material impact on our financial statements.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, “Share Based Payment”. SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with Ltd exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after 15 June 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after 15 December 2005. For non-public entities, SFAS 123R must be applied as of the beginning of the first annual reporting period beginning after 15 December 2005. The adoption of this standard is not expected to have a material effect on our company’s results of operations or financial position.

In December 2004, the FASB issued SFAS 153, “Exchanges of Non-Monetary Assets – An amendment of APB 29”.  This statement amends APB 29, which is based on the principle that exchanges of non-monetary assets should be measured at the fair value of the assets exchanged with certain exceptions. SFAS 153 eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  This statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning on or after 15 June 2005.

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

Going Concern

The audited consolidated financial statements included with this quarterly report have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. Accordingly, the audited financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

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

Revenue consists of software license sales from our company’s flagship software product LinkSurge, website development and online marketing advertising campaign management services.

Revenue from software licence sales is recognized when all of the following SAB No. 104 requirements are met: The 30-day trial period has expired; the software is registered under a licensing agreement with a fixed and determinable price; the purchase of the software license is made through an online third party payment processor that ensures collectibility as customers will pay via credit card; and once the payment has been received and verified, the funds are credited to our company and the software license is delivered to the purchaser instantly via e-mail.

In addition, we adopted the Statement of Position ("SOP") 97-2 "Software Revenue Recognition" and SOP 98-9 "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions." The license fee includes postcontract customer support (“PCS”) which provides installation support as well as upgrades up to twelve months from the date of purchase. Per SOP-97-2, our company’s PCS revenue can be recognized together with the initial licensing fee on delivery of the software since all of the following conditions are met: the PCS fee is included with the initial licensing fee; the PCS included with the initial license is for one year or less; the estimated cost of providing PCS during the arrangement is insignificant; and unspecified upgrades/enhancements offered during PCS arrangements historically have been and are expected to continue to be minimal and infrequent.

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

Revenue from online marketing advertising campaign management services is recognized when all of the following SAB No. 104 requirements are met: an online campaign management agreement is signed indicating a fixed monthly fee for services based on the amount of monthly work to be done. Our company is paid 100% in advance of each month, which is recorded as deferred revenue. Revenue is recognized when the monthly service is completed and collectibility has been assured.

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other “forward looking statements”. Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

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

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities to meet our cash requirements. We incurred a net loss of $12,104 for the three month period ended August 31, 2006 compared to a net loss of $45,129 for the fiscal period ended May 31, 2006. Since the incorporation of our subsidiary, Surge Marketing Corp. and up to August 31, 2006, we have generated $69,902 in consulting revenue and $18,697 in software sales. As of August 31, 2006, we had a working capital deficit of $41,235 and a cash and cash equivalent balance of $30,750. We do not expect positive material cash flow from operations in the near term. Between April 2005 and May 2005, we received an aggregate of $37,525 gross proceeds from three private placement financings in which we sold shares of our common stock. We have estimated that we will require between $73,500 and $105,000 to carry out our business plan for the twelve month period ending August 31, 2007. We anticipate that the funds we have raised in the last private placements may not be sufficient to satisfy our cash requirements for the balance of the twelve month period ended August 31, 2007. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

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

We have a limited operating history. Our operating activities since our incorporation on February 7, 2005 consisted solely of incorporating a subsidiary in April, 2005 and then commencing operations in the areas of software development and website development and marketing consulting. Our subsidiary, Surge Marketing Corp., is a British Columbia, Canada company and was incorporated on April 13, 2005. Our flagship software product is called LinkSurge and is designed to increase the rankings of websites in search engines, thereby increasing website traffic. We started offering the LinkSurge software for sale in July 2005 and as of August 31, 2006 we have received $18,697 in revenue from software sales. We continue to develop and expand the software's capabilities. We also provide consulting services with respect to website development and online marketing campaign management services. Our consulting services have generated most of the revenue from our operations to date. We also own a website at www.surgemark.com. Our prospects are subject to the risks and expenses encountered by start up companies, such as uncertainty regarding level of future revenue and inability to budget expenses and manage growth accordingly and inability to access sources of financing when required and at rates favorable to us. Our limited operating history and the highly competitive nature of the software industry make it difficult or impossible to predict future results of our operations. Many of our competitors are better established and have far greater financial and personnel resources. We may not establish a clientele that will make us profitable, which might result in the loss of some or all of your investment in our common stock.

The fact that we are in the early development of our company and that we have only generated limited revenues since our incorporation raises substantial doubt about our ability to continue as a going concern, as indicated in our independent auditors' opinion in connection with our audited consolidated financial statements.

We are in the development stage and have generated limited revenue since our inception on February 7, 2005. Since we are still in the early stages of developing our company and because of the lack of significant business operations at August 31, 2006, our independent auditors' report includes an explanatory paragraph about our ability to continue as a going concern. We will, in all likelihood, continue to incur operating expenses without significant revenues until our software gains significant popularity. Between April 2005 and May 2005, we received an aggregate of $37,525 gross proceeds from three private placement financings in which we sold shares of our common stock. Our primary source of funds has been the sale of our common stock and consulting revenue. We cannot assure that we will be able to generate enough interest in our software. If we cannot attract a significant number of users, we will not be able to generate any significant revenues or income. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors' report on the financial statements for the period ended May 31, 2006. If we are unable to establish and generate material revenues our business will fail and you may lose some or all of your investment in our common stock.

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

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being August 31, 2006. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president, secretary and treasurer. Based upon that evaluation, our company's president, secretary and treasurer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to management, including our company's president, secretary and treasurer as appropriate, to allow timely decisions regarding required disclosure.

PART II  -  OTHER INFORMATION

Item 1.  Legal Proceedings.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information

None.

Item 6.  Exhibits.

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

20

10.8

Affiliate Program/Premium Affiliate Management General Terms and Conditions entered into on July 27, 2005 between Surge Marketing Corp. and Element 5 regarding referral services through www.share-it.com.

10.9	Development Agreement entered into on July 28, 2005 between Surge Marketing Corp. and Element 5 respecting www.share-it.com services (incorporated by reference from our SB-2 filed on October 13, 2005)
10.10	Promissory Note entered into on January 13, 2006 by Surge Enterprises, Inc. in favour of Troy Mutter (incorporated by reference from our SB-2 filed on October 13, 2005)
14.1	Code of Ethics (incorporated by reference from our annual report on Form 10-KSB filed on September 13, 2006)
21.	Subsidiaries of Surge Enterprises, Inc. Surge Marketing Corp. (British Columbia)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 1350 Certifications
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURGE ENTERPRISES, INC.

/s/ Troy Mutter

By: Troy Mutter, President, Secretary, Treasurer and Director

(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Dated: October 16, 2006

/s/ Frank Hollmann

By: Frank Hollmann, Vice-President and Director

Dated: October 16, 2006