Form 10QSB
period 2006-11-30
Southern Star Energy Inc.
filed 2007-01-23
CIK 1341315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2006

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number  000-30299

SOUTHERN STAR ENERGY INC.
(Exact name of small business issuer as specified in its charter)

Nevada	20-2514234
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

307 – 1178 Hamilton Street, Vancouver, British Columbia, Canada V6B 2S2
(Address of principal executive offices)

604.307.4274
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  56,662,000 common shares issued and outstanding as of January 3, 2007

Transitional Small Business Disclosure Format (Check one):  Yes [   ]    No ☒

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the quarter ended November 30, 2006 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

Southern Star Energy Inc.

(formerly Surge Enterprises, Inc.)

(An Exploration Stage Company)

November 30, 2006

                        Index

Consolidated Balance Sheets	F–1

Interim Consolidated Statements of Operations	F–2

Interim Consolidated Statements of Cash Flows	F–3

Interim Consolidated Statement of Stockholders’ Equity (Deficit)	F–4

Notes to the Consolidated Financial Statements	F–5

Southern Star Energy Inc.

(formerly Surge Enterprises, Inc.)

(An Exploration Stage Company)

Consolidated Balance Sheets

(Expressed in U.S. dollars)

	November 30, 2006$	May 31, 2006$
	(unaudited)

ASSETS

Current Assets

Cash	763,453	25,507
Accounts receivable	–	7,896
Prepaids (Note 4)	668,695	–

Total Current Assets	1,432,148	33,403

Property and Equipment (Note 3)	–	6,331
Oil and Gas Properties, unproven (Note 4)	690,731	–

Total Assets	2,122,879	39,734

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	409,150	31,507
Customer deposit	–	9,729
Advances (Note 4)	330,243	–
Loan payable (Note 5)	800,000	–
Due to related party (Note 7)	26,610	21,917

Total Current Liabilities	1,566,003	63,153

Convertible Debentures (Note 6)	600,000	–

Total Liabilities	2,166,003	63,153

Going concern contingency (Note 1)

Stockholders’ Deficit

Common Stock Authorized: 562,500,000 shares, par value $0.001 Issued: 56,662,500 shares (May 31, 2006 – 56,662,500 shares)	56,663	56,663

Additional Paid-In Capital (Discount)	(19,038)	(19,038)

Accumulated Other Comprehensive Loss	–	(3,838)

Deficit Accumulated During the Development Stage	(21,286)	(57,206)
Deficit Accumulated During the Exploration Stage	(59,463)	–

Total Stockholders’ Deficit	(43,124)	(23,419)

Total Liabilities and Stockholders’ Deficit	2,122,879	39,734

Subsequent Event (Note 11)

The accompanying notes are an integral part of these consolidated financial statements.

Southern Star Energy Inc.

(formerly Surge Enterprises, Inc.)

(An Exploration Stage Company)

Interim Consolidated Statements of Operations

(Expressed in U.S. dollars)

(unaudited)

	Accumulated From February 7, 2005 (Date of Inception) to November 30,	Three Months Ended November 30,	Three Months Ended November 30,	Six Months Ended November 30,	Six Months Ended November 30,
	2006	2006	2005	2006	2005
	$	$	$	$	$

Revenue	–	–	–	–	–

Operating Expenses

General and administrative	31,065	31,065	–	31,065	–
Interest on convertible debenture (Note 6)	5,000	5,000	–	5,000	–
Travel	23,398	23,398	–	23,398	–

Total Operating Expenses	59,463	59,463	–	59,463	–

Net Loss Before Discontinued Operations	(59,463)	(59,463)	–	(59,463)	–

Discontinued operations (Note 9)	(21,286)	48,024	(19,477)	35,920	(21,806)

Net Loss	(80,749)	(11,439)	(19,477)	(23,543)	(21,806)

Net Loss Per Share

Continuing Operations – Basic and Diluted		–	–	–	–
Discontinued Operations – Basic and Diluted		–	–	–	–

		–	–	–	–

Weighted Average Number of Shares Outstanding		56,662,500	56,662,500	56,662,500	56,662,500

The accompanying notes are an integral part of these consolidated financial statements.

Southern Star Energy Inc.

(formerly Surge Enterprises, Inc.)

(An Exploration Stage Company)

Interim Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	Accumulated From February 7, 2005 (Date of Inception) to November 30,	Six Months Ended November 30,	Six Months Ended November 30,
	2006	2006	2005
	$	$	$

Operating Activities

Net loss	(80,749)	(23,543)	(21,806)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	885	–	365

Changes in operating assets and liabilities

Accounts receivable	(14,460)	(6,564)	(566)
Prepaids	(664,656)	(674,385)	(7,636)
Accounts payable and accrued liabilities	466,248	434,741	3,961
Deferred revenue	–	–	11,141

Net Cash Used in Continuing Operations	64,876	65,940	(16,388)
Discontinued operations

Net Cash Used in Operating Activities

Investing Activities
Acquisition of property and equipment	(46,154)	(38,938)	(7,581)
Oil and gas property expenditures	(690,731)	(690,731)	–
Advances

Net Cash Used in Investing Activities	(736,885)	(729,669)	(7,581)

Financing Activities
Proceeds from issuance of common stock	37,625	–	–
Due to related party
Proceeds from issuance of convertible debentures	600,000	600,000	–
Proceeds from loan payable	800,000	800,000	–

Net Cash Provided by Financing Activities	1,437,625	1,400,000	–

Effect of exchange rate on cash	(2,163)	1,675	(1,137)

Increase (Decrease) in Cash	763,453	737,946	(25,106)

Cash – Beginning of Period	–	25,507	37,603

Cash – End of Period	763,453	763,453	12,497

Supplemental Disclosures:

Oil and gas property expenditures recorded in accounts payable and accrued liabilities		332,045	–

Interest paid		–	–
Income taxes paid		–	–

The accompanying notes are an integral part of these consolidated financial statements.

Southern Star Energy Inc.

(formerly Surge Enterprises, Inc.)

(An Exploration Stage Company)

Interim Consolidated Statement of Stockholders’ Equity (Deficit)

Period from February 7, 2005 (Date of Inception) to November 30, 2006

(Expressed in U.S. dollars)

(unaudited)

	Common Shares Number Amount		Additional Paid-in Capital (Discount)	Other Comprehensive Income (Loss)	Deficit Accumulated During the Development Stage	Total Stockholders’ Deficit

Balance – February 7, 2005 (date of inception) – Stock issued for cash	375,000	$375	$(275)	$–	$–	$100
Foreign currency translation adjustment	–	–	–	35	–	35
Stock issued for cash	56,287,500	56,288	(18,763)	–	–	37,525
Net loss for the period	–	–	–	–	(12,077)	(12,077)

Balance – May 31, 2005	56,662,500	56,663	(19,038)	35	(12,077)	25,583

Foreign currency translation adjustment	–	–	–	(3,873)	–	(3,873)
Net loss for the period	–	–	–	–	(45,129)	(45,129)

Balance – May 31, 2006	56,662,500	56,663	(19,038)	(3,838)	(57,206)	(23,419)

Foreign currency translation adjustment	–	–	–	3,838	–	3,838
Net loss for the period	–	–	–	–	(23,543)	(23,543)

Balance – November 30, 2006 (unaudited)	56,662,500	$56,663	$(19,038)	$–	$(80,749)	$(43,124)

On November 13, 2006, the Company effected a 7.5:1 forward stock split of the authorized, issued and outstanding common stock. All share amounts have been retroactively adjusted for all periods presented.

The accompanying notes are an integral part of these consolidated financial statements.

Southern Star Energy Inc.

(formerly Surge Enterprises, Inc.)

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. dollars)

(unaudited)

1.	Nature of Operations and Continuance of Business

Southern Star Energy Inc. (formerly Surge Enterprises, Inc., herein the “Company”) was incorporated in the State of Nevada on February 7, 2005 under the name Surge Enterprises, Inc. Pursuant to a Restructuring Agreement (Note 9) dated November 6, 2006, the Company will dispose of its interest in the Company’s wholly-owned subsidiary, Surge Marketing Corp. (“Surge Marketing”). On November 13, 2006 the Company changed its name to Southern Star Energy Inc.

The Company previously focused its business efforts on software sales and website development. On November 2, 2006, the Company commenced the business of the acquisition, exploration and development of oil and gas resources with the acquisition of a 20% interest in certain oil and gas leases located in Louisiana.

The Company has been in the exploration stage since completion of its restructuring in November, 2006 and has not yet realized any revenues from its planned operations. Previously, it was in the development stage, pursuant to Statements of Financial Accounting Standards (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”, and had not generated or sustained significant revenues. These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the exploration stage are dependent upon its successful efforts to raise additional equity financing to continue operations and generate sustainable significant revenue. There is no guarantee that the Company will be able to raise adequate equity financings or generate profitable operations. As at November 30, 2006, the Company has a working capital deficit of $133,855 and has incurred losses of $80,749 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Unaudited Interim Financial Statements

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by US GAAP for complete financial statements. The consolidated interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB as at May 31, 2006. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the period ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ending May 31, 2007.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Southern Star Operating, Inc. (“Southern Star Operating”), incorporated in the State of Louisiana, USA. All significant intercompany balances and transactions have been eliminated. The Company’s fiscal year-end is May 31.

b)	Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Southern Star Energy Inc.

(formerly Surge Enterprises, Inc.)

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. dollars)

(unaudited)

2.	Summary of Significant Accounting Policies (continued)
c)	Foreign currency Transactions

The Company accounts for foreign currency transactions in accordance with Financial Accounting Standards Board (“FASB”) SFAS” No. 52, “Foreign Currency Translation”. Previously, the Company’s functional currency was the Canadian dollar. Effective upon completion of the Restructuring Agreement, the Company changed its functional currency to the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

d)	Oil and Gas Properties

The Company utilizes the full-cost method of accounting for petroleum and natural gas properties. Under this method, the Company capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country by country basis. As of November 30, 2006, the Company had no properties with proven reserves. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. Until such determination is made the Company assesses annually whether impairment has occurred, and includes in the amortization base drilling exploratory dry holes associated with unproved properties.

The Company applies a ceiling test to the capitalized cost in the full cost pool. The ceiling test limits such cost to the estimated present value, using a ten percent discount rate, of the future net revenue from proved reserves, based on current economic and operating conditions. Specifically, the Company computes the ceiling test so that capitalized cost, less accumulated depletion and related deferred income tax, do not exceed an amount (the ceiling) equal to the sum of: (A) The present value of estimated future net revenue computed by applying current prices of oil and gas reserves (with consideration of price changes only to the extent provided by contractual arrangements) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet presented, less estimated future expenditures (based on current cost) to be incurred in developing and producing the proved reserves computed using a discount factor of ten percent and assuming continuation of existing economic conditions; plus (B) the cost of property not being amortized; plus (C) the lower of cost or estimated fair value of unproven properties included in the costs being amortized; less (D) income tax effects related to differences between the book and tax basis of the property.

For unproven properties, the Company excludes from capitalized costs subject to depletion, all costs directly associated with the acquisition and evaluation of the unproved property until it is determined whether or not proved reserves can be assigned to the property. Until such a determination is made, the Company assesses the property at least annually to ascertain whether impairment has occurred. In assessing impairment the Company considers factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. The Company adds the amount of impairment assessed to the cost to be amortized subject to the ceiling test. As of November 30, 2006, all of the Company’s oil and gas properties were unproved and were excluded from amortization.

e)	Asset Retirement Obligations

The Company recognizes a liability for future retirement obligations associated with the Company’s oil and gas properties in accordance with SFAS No. 143 “Accounting for Asset Retirement Obligations”. The estimated fair value of the asset retirement obligation is based on the current cost escalated at an inflation rate and discounted at a credit adjusted risk-free rate. This liability is capitalized as part of the cost of the related asset and amortized over its useful life. The liability accretes until the Company settles the obligation. As at November 30, 2006 the Company has not recognized any asset retirement obligations.

Southern Star Energy Inc.

(formerly Surge Enterprises, Inc.)

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. dollars)

(unaudited)

2.	Summary of Significant Accounting Policies (continued)

f)	Property and Equipment

Property and equipment consists of computer equipment and furniture, and is recorded at cost, less accumulated depreciation. Computer equipment and furniture are being depreciated using the 30% and 20% declining balance method respectively, with one-half of these rates used in the year of acquisition.

g)	Long Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

h)	Income Taxes

Income taxes are provided based upon the liability method of accounting in accordance with SFAS No. 109, “Accounting for Income Taxes”. Pursuant to SFAS No. 109 the Company is required to compute deferred income tax assets for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

(i)	Financial Instruments

The fair values of financial instruments, which include cash, accounts receivable, accounts payable and accrued liabilities, advances, loan payable, convertible debentures and due to related party approximate their carrying values due to the relatively short maturity of these instruments.

j)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at November 30, 2006, the Company has no items that represent comprehensive loss. As at November 30, 2005, the Company’s only component of comprehensive income (loss) was foreign currency translation adjustments.

k)	Stock-Based Compensation

Effective March 1, 2006, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment”, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant). Before March 1, 2006, the Company accounted for stock-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and complied with the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”.

The Company adopted FAS 123(R) using the modified prospective method, which requires the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, financial statements for the periods prior to March 1, 2006 have not been restated to reflect the fair value method of expensing share-based compensation. Adoption of SFAS No. 123(R) does not change the way the Company accounts for share-based payments to non-employees, with guidance provided by SFAS 123 (as originally issued) and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

Southern Star Energy Inc.

(formerly Surge Enterprises, Inc.)

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. dollars)

(unaudited)

2.	Summary of Significant Accounting Policies (continued)

l)	Revenue Recognition

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

m)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

Southern Star Energy Inc.

(formerly Surge Enterprises, Inc.)

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. dollars)

(unaudited)

2.	Summary of Significant Accounting Policies (continued)

n)	Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The Company does not expect that the implementation of SFAS No. 158 will have any material impact on its financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

3.	Property and Equipment

	November 30, 2006			May 31, 2006
		Accumulated	Net Book	Net Book
	Cost	Depreciation	Value	Value
	$	$	$	$

Computer equipment	–	–	–	5,955
Furniture	–	–	–	376

	–	–	–	6,331

Pursuant to the Restructuring Agreement (Note 9), the Company disposed of the assets held by Surge Marketing, which included the above property and equipment.

Southern Star Energy Inc.

(formerly Surge Enterprises, Inc.)

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. dollars)

(unaudited)

4.	Oil and Gas Property

Pursuant to the terms of the Restructuring Agreement (Note 8), Big Sky Management (“Big Sky”), a company owned by the President of the Company, agreed to assign all rights, title and interest to the Company of a 20% working interest in certain oil and gas leases located in Louisiana, known as the D Duck Prospect (the “D Duck Prospect”) located in Louisiana. Pursuant to a prospect acquisition agreement with Dynamic Resources Corporation (“Dynamic”), dated October 10, 2006, Big Sky was obligated to pay Dynamic $241,750 less $144,116 owed to Dynamic by Ramshorn Investments, Inc. (“Ramshorn”) for the D Duck Prospect. As at November 6, 2006, the date of the Restructuring Agreement, Big Sky had not made any payments for the D Duck Prospect. The Company paid $97,634 to Dynamic for its 20% interest and the remainder was paid by Ramshorn.

On November 2, 2006, the Company acquired another 20% working interest in the property for $291,062, resulting in a combined interest of 40%, and became the Operator of the Prospect.

An additional 40% working interest is held by Ramshorn who has agreed to pay 40% of the Company’s drilling costs on the Prospect. During the period ended November 30, 2006, the Company incurred drilling costs of $503,392 of which $201,357, (representing 40%) was reimbursed by Ramshorn to the Company.

At November 30, 2006, the Company holds $330,243 in advances from Ramshorn. Included in prepaids is $629,368 in drilling costs relating to the Prospect.

All of the Company’s oil and gas properties are located in the United States and are unproven. The total costs incurred and excluded from depletion and amortization are as follows:

	November 30, 2006 $	May 31, 2006 $

Acquisition costs	388,696	–

Exploration costs	302,035	–

Total	690,731	–

5.	Loan Payable

On November 20, 2006, the Company received a non-interest bearing loan in the amount of $800,000. On December 1, 2006, the Company secured this loan with the issuance of a 10% convertible debenture which is due and payable on December 1, 2008. The principal and accrued interest on the debenture may be converted into shares of the Company’s common stock at a rate of $0.50 per share, at the option of the holder.

6.	Convertible Debenture

On November 1, 2006, the Company issued a 10% convertible debenture with a principal amount of $600,000 which is due and payable on November 1, 2008. The principal and accrued interest on the debenture may be converted into shares of the Company’s common stock at a rate of $3.75 per share, at the option of the holder. An equity portion representing the beneficial conversion feature has not been recorded, as there was no intrinsic value at the date of commitment.

7.	Related Party Transactions
a)

On November 6, 2006, the Company agreed to sell its wholly-owned subsidiary, Surge Marketing, to two former officers of the Company and Big White, a company owned by the President of the Company, assigned all rights, title and interest to the Company of a 20% working interest in the D Duck Prospect, as described in Note 8.

b)

At November 30, 2006, the Company owes $26,610 to the President and to a private company owned by the President for expenses incurred on behalf of the Company. This amount has no specific terms of repayment, is non-interest bearing and is due on demand.

Southern Star Energy Inc.

(formerly Surge Enterprises, Inc.)

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. dollars)

(unaudited)

8.	Capital Stock
a)

On November 13, 2006, the Company completed a 7.5:1 forward stock split on the basis of 7.5 new shares of common stock in exchange for every one old share of common stock outstanding. All per share amounts have been retroactively restated to reflect the forward stock split.

b)	Pursuant to the Restructuring Agreement described in Note 8, 35,625,000 split adjusted shares of common stock will be returned to the Company and cancelled.
9.	Restructuring Agreement

On November 6, 2006, the Company entered into a restructuring agreement (the “Restructuring Agreement”) with Southern Star Operating, Big Sky, Eric Boehnke (“Boehnke”), Troy Mutter (“Mutter”) and Frank Hollmann (“Hollmann”). Boehnke is the President of the Company, and Mutter and Hollmann, former officers. Pursuant to the terms of the Restructuring Agreement, Big Sky, a private British Columbia company wholly-owned by Boehnke, agreed to assign all right, title and interest to the Company of a 20% working interest in the D Duck Prospect (Note 3). In conjunction with the Restructuring Agreement, the Company will transfer its wholly-owned subsidiary, Surge Marketing, to Mutter and Hollmann in consideration for the transfer of 6,000,000 split adjusted shares of common stock of the Company to Boehnke, and the return and cancellation of an aggregate of 35,625,000 split adjusted shares of common stock of the Company held by Mutter and Hollman.

10.	Discontinued Operations

On completion of the Restructuring Agreement described in Note 8, the Company will sell all of its interests in its wholly owned subsidiary, Surge Marketing and effective November 2, 2006, discontinue all operations related to the former business of software sales and website development.

The results of discontinued operations are summarized as follows:

	Three Months Ended November 30,	Three Months Ended November 30,	Six Months Ended November 30,	Six Months Ended November 30,	Accumulated From February 7, 2005 (Date of Inception) to November 30,
	2006	2005	2006	2005	2006
	$	$	$	$	$

Revenue
Consulting	20,558	6,035	35,172	16,183	90,460
Software	–	6,318	–	8,754	18,697
	20,558	12,353	35,172	24,937	109,157

Expenses	13,536	31,830	40,255	46,743	171,445

Net Operating Income (Loss)	7,022	(19,477)	(5,083)	(21,806)	(62,288)
Gain on disposal	41,002	–	41,002	–	41,002

Gain (Loss) From Discontinued Operations	48,024	(19,477)	35,920	(21,806)	(21,286)

The net operating gain (loss) represents all of the activity incurred by Surge Marketing up to November 2 , 2006.

Southern Star Energy Inc.

(formerly Surge Enterprises, Inc.)

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. dollars)

(unaudited)

10.	Discontinued Operations (continued)

The Company realized a gain on the proposed disposal of Surge Marketing, equal to the carrying value of the assets and liabilities disposed of as of November 2, 2006:

Assets	$61,689
Liabilities	(118,539)
Amounts Surge Enterprises, Inc, owed to Surge Marketing	51,426
Amounts owed to related parties	(40,050)
Investment in Surge Marketing	(100)
Comprehensive loss	4,572

$41,002

The results of operations and cash flows of Surge Marketing for the period from June 1, 2006 to November 2, 2006 have been reported on a discontinued operations basis.

11.	Subsequent Event

On December 1, 2006, the Company issued a 10% convertible debenture with a principal amount of $800,000. The convertible debenture is due and payable on December 1, 2008. The principal and accrued interest on this convertible debenture may be converted into shares of the Company’s common stock at a rate of $0.50 per share, at the option of the holder. Refer to Note 4.

4

Item 2.  Management's Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in Section 27A of the United States Securities Act of 1933 and Section 21E of the United States Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Financial information contained in this quarterly report and in our consolidated unaudited financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our consolidated unaudited financial statements and the related notes that appear elsewhere in this quarterly report.

As used in this quarterly report, and unless otherwise indicated, the terms "we", "us" and "our" refer to Southern Star Energy Inc. and our wholly-owned subsidiaries, Southern Star Operating Inc. and Surge Marketing Corp.

Corporate History

We were incorporated in the State of Nevada on February 7, 2005 under the name "Surge Enterprises, Inc." and commenced operations on April 13, 2005 commensurate with the incorporation of our wholly-owned subsidiary, Surge Marketing Corp. Surge Marketing was incorporated in British Columbia, Canada, on April 13, 2005, at which time it commenced development of a software product called LinkSurge. The software is a web traffic enhancement application that, once installed on a website, may help websites boost their rankings in website search engines. The first edition of our software was developed from April, 2005 through July, 2005 and made available for download from our website on July 27, 2005. Marketing of the software commenced at that time. The second version of our software was completed on January 4, 2006 and updated on May 1, 2006.

To date, our company has not been as successful as hoped in implementing our business plan. As management of our company investigated opportunities and challenges in our software business, management realized that the business did not present the best opportunity for our company to realize value for our shareholders. Our company has identified the oil and gas business as a viable business opportunity. As a result of the prospects of the oil and gas industry and the inability of our company to generate substantial revenues from our current software business, our board of directors decided to transition the business to the oil and gas sector. The difficulties with our software business largely resulted from our inability to obtain sufficient market share as a result of intense competition in the software industry from search engine technology companies and from competitors offering consulting services related thereto. As a result, we found it exceedingly difficult to expand our operations and finance the expenses associated with being a publicly traded company. The opportunities presented by the oil and gas sector provide a unique opportunity to transition to a more lucrative business and to provide better value to the shareholders of our company.

We incorporated Southern Star Operating Inc., a private Louisiana corporation, on October 27, 2006 in anticipation of developing our oil and gas business. On October 30, 2006, we incorporated Southern Star Energy Inc., a private Nevada corporation and wholly-owned subsidiary of our company, for the sole purpose of effecting a name change through a merger with our subsidiary. On November 13, 2006, we merged our subsidiary with and into our company, with our company continuing on as the surviving corporation under the name Southern Star Energy Inc.

On November 1, 2006, our board of directors approved a seven point five (7.5) for one (1) forward stock split of our authorized, issued and outstanding common stock. The forward stock split was effected with the Nevada Secretary of State on November 13, 2006. As a result, our authorized capital increased from 75,000,000 to 562,500,000 shares of common stock with a par value of $0.001. This, in turn, increased our issued and outstanding share capital from 7,555,000 shares of common stock to 56,662,500 shares of common stock. The name change and forward stock split became effective with NASD's Over-the-Counter Bulletin Board at the opening of the market on November 13, 2006 under the new stock symbol "SSEG". Our new CUSIP number is 843833 10 4.

On November 2, 2006, our wholly-owned subsidiary, Southern Star Operating, entered into a purchase and sale agreement with Dynamic Resources Corporation, Tyner Texas Operating Company, Tyner Texas Resources LP and Ramshorn Investments, Inc. Pursuant to the purchase and sale agreement, Southern Star Operating acquired a 20% interest in the D Duck Prospect Area in Bossier and Caddo Parishes, Louisiana from Tyner Texas Resources and Tyner Texas Operating in consideration for the payment of $290,962.27. In addition, Southern Star Operating was appointed as operator of the prospect following the resignation of Tyner Texas Operating.

In order to transition our company from the software business to the oil and gas business, we entered into a restructuring agreement on November 6, 2006, as amended on December 22, 2006, to divest the shares of Surge Marketing and to expand our oil and gas business through the acquisition, by Southern Star Operating, of an additional 20% working interest in the D Duck Prospect. Pursuant to the terms of the restructuring agreement, as amended, the parties agreed to carry-out the following transactions:

1.

Big Sky Management Ltd. agreed to assign all right, title and interest of a 20% working interest in the D Duck Prospect to Southern Star Operating (Big Sky Management is wholly-owned by Eric Boehnke, an executive officer and director of our company);

2.

Mr. Mutter agreed to purchase all of the shares of Surge Marketing from our company in consideration for the transfer, by Mr. Mutter, of 4,378,380 shares of our common stock to Mr. Boehnke and the cancellation of the remaining 25,996,620 shares of our common stock currently held by Mr. Mutter and the transfer, by Mr. Hollmann, of 1,621,620 shares of our common stock to Mr. Boehnke and the cancellation of the remaining 9,628,380 shares of our common stock held by Mr. Hollmann (Mr. Mutter and Mr. Hollmann are directors of our company);

3.

Mr. Boehnke agreed to acquire the shares of our common stock from Mr. Mutter and Mr. Hollmann in consideration for the assignment of the 20% working interest in the D Duck Prospect from Big Sky Management to Southern Star Operating; and

4.

Our company agreed to sell, assign and transfer the Surge Marketing shares to Mr. Mutter in consideration for the assignment of the 20% working interest in the D Duck Prospect from Big Sky Management to Southern Star Operating.

As of the date of this quarterly report, Big Sky Management has assigned the 20% interest in the D Duck Prospect to Southern Star Operating. As stated in the restructuring agreement, as amended, the transfer of the Surge Marketing Shares and the corresponding transfer and cancellation of common shares from Mr. Mutter and Mr. Hollmann to Mr. Boehnke will not occur until the 20th business day following delivery of a Schedule 14C Information Statement to our shareholders of record, declared by our board of directors to be November 7, 2006. We do not anticipate that the Information Statement will be finalized and delivered to our shareholders in accordance with Rule 14c-2 under the Securities Exchange Act of 1934 until approximately late February 2007. As a result, we will continue to hold all of the shares of Surge Marketing until that date.

Upon the closing of the transactions contemplated in the restructuring agreement, as amended, we anticipate that our company will be restructured as follows:

1.	Our company will cease to operate as a software company and will focus on the business of being a development stage oil and gas company;
2.	Southern Star Operating will be our sole wholly-owned subsidiary;

3.	Mr. Mutter will hold all of the shares of Surge Marketing;
4.

Our directors and officers will consist of Eric Boehnke, as Mr. Mutter and Mr. Hollmann are anticipated to resign as directors of our company upon the closing of the restructuring agreement, as amended; and

5.

There will be 21,037,500 shares of our common stock issued and outstanding, 6,000,000 of which, or 28.5%, will be held by Eric Boehnke. We do not anticipate that Troy Mutter and Frank Hollmann will hold any shares of our common stock upon the closing of the restructuring agreement, as amended.

Our Current Business

We are an exploration stage company engaged in the acquisition of prospective oil and gas properties. We conduct due diligence on potential acquisitions of suitable oil and gas properties and have acquired various leasehold rights from land owners in an area which comprises approximately 5,300 acres in the prospect area within Bossier Parish and Caddo Parish Louisiana, commonly referred to as the D Duck Prospect. Southern Star Operating currently holds a 40% working interest in the prospect area and is the operator of the prospect. We intend to undertake exploration activities and, if warranted, develop the properties pursuant to the leasehold rights we have acquired within our prospect area. As partial owner of the working interest in and to the leasehold rights, we, together with the other interest holders, have the exclusive right to explore and exploit any oil and gas and mineral resources contained in the prospect area.

The 100% working interest in the prospect is held by the following non-affiliated parties: Dynamic Resources Corp. holds a 20% working interest; Southern Star Operating holds a 40% working interest; and Ramshorn Investments, Inc. holds the remaining 40% interest. The working interest is subject to a royalty interest of approximately 20% for the leases in the prospect area. As a result, the holders of the working interest are entitled to receive 80% of any production from the prospect, less all exploration and development costs, and the holder of the royalty interest is entitled to the remaining 20% of any production. The royalty interest is not responsible for any exploration or development costs.

PLAN OF OPERATIONS

Overview

Discussion of our financial condition and results of operations should be read in conjunction with our consolidated unaudited financial statements and the notes thereto included elsewhere in this quarterly report prepared in accordance with accounting principles generally accepted in the United States. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements.

Plan of Operation

We are an exploration stage oil and gas company. Although we hold all of the common shares of Surge Marketing, which operates a software business, we intend to transfer all of the shares of Surge Marketing to Mr. Mutter in accordance with the terms of the restructuring agreement, as amended. We are not permitted to transfer the shares, however, until such transfer is made in accordance with Rule 14c-2 promulgated under the Securities Exchange Act of 1934, as amended. Under the rule, we are required to prepare and deliver a Schedule 14C Information Statement the requirement of which is triggered for any corporate action that is approved by shareholders at a meeting if proxies were to be solicited in connection with a meeting. Under Nevada law, we may proceed to obtain shareholder approval of certain corporate acts if such acts are approved by written consent resolution by our shareholders holding at least a majority of our issued and outstanding shares of common stock. As the transfer of the Surge Marketing shares amounted to a sale of all or substantially all of our assets, we asked our shareholders holding a majority of our shares of common stock to ratify and approve the transfer of the Surge Marketing shares as contemplated in the restructuring agreement, as amended, in accordance with Section 78.140 of the Nevada Revised Statutes. Accordingly, we received the written consent from shareholders of our company holding a majority of our issued and outstanding shares of common stock on November 6, 2006. The transfer of the Surge Marketing shares as contemplated under the restructuring agreement, as amended, will not occur until at least 20 days after we file the Information Statement with the Securities and Exchange Commission and deliver this Information Statement to our shareholders of record. We do not anticipate that the Information Statement will be finalized and delivered to our shareholders until approximately late February 2007.

As we intend to transfer all of our shares in Surge Marketing, the following plan of operations solely discusses our oil and gas business. We do not intend to receive or incur any material amounts in the operation of our software business until it is transferred to Mr. Mutter as contemplated in the restructuring agreement, as amended.

We estimate our general operating expenses for the next twelve month period to be as follows:

Estimated Operating Expenses For the Next Twelve Month Period
Operating Expenses
Exploration Costs	$3,000,000
Consultant Compensation	$ 100,000
Professional Fees	$ 100,000
General and Administrative Expenses	$ 15,000
Total	$3,215,000

Exploration Costs

The prospect area was originally developed with one well per 640 acres in the 1950's and 1960's. Each of ten wells in a ten section area have produced from only one formation, and except for two wells, were plugged prior to 1972. Cumulative historical production from these ten wells was 45 billion cubic feet of gas. The two remaining wells, which our company does not own, are producing marginal quantities of gas. There have been a handful of shallow wells drilled in a small area within the prospect area but none have produced. The acreage is presently considered underdeveloped. We intend to undertake two exploration wells which we anticipate will be drilled by the end of 2007. The first well is currently being drilled and is scheduled for completion by January 31, 2007. Each well will be drilled to approximately 10,000 feet for a total cost of approximately $2.5 million. If the drilling reports yield satisfactory results, we intend to develop the prospect with the drilling of one well per 160 acres. However, until we determine that development is warranted, we will not know the extent of development costs to bring the acreage to production. If development is warranted, we intend to drill between the pre-existing wells from the 1950's and 1960's followed by step-out drilling to discover possible extensions and parallel deposits to any out-cropping deposit zones. Apart from our current drilling program, and until we are able to review the results from our drilling program, we have no current plans to conduct any additional exploration on the property. We estimate that our exploration costs during the next twelve month period will be approximately $3,000,000.

Consultant Compensation

Given the early stage of our operations, we intend to continue to outsource our professional and personnel requirements by retaining consultants on an as-needed basis. We estimate that our consultant and related professional compensation expenses for the next twelve month period will be approximately $100,000.

Professional Fees

We expect to incur on-going legal, accounting and audit expenses to comply with our reporting responsibilities as public company under the United States Securities Exchange Act of 1934, as amended. We estimate such expenses for the next fiscal year to be approximately $100,000.

General and Administrative Expenses

We anticipate spending $15,000 on general and administrative costs in the next twelve month period. These costs primarily consist of expenses such as office supplies and office equipment.

Liquidity and Capital Resources

As of November 30, 2006, we had cash of $763,453 and $1,566,003 in current liabilities. The current liabilities consisted of accounts payable and accrued liabilities, advances, loans, and amounts due to related parties. We had a working capital deficiency of $133,855 as of November 30, 2006.

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows during the next twelve month period.

We incurred a net loss of $11,439 for the three months ended November 30, 2006. As indicated above, we anticipate that our estimated operating expenses for the next twelve months will be $3,215,000. On November 1, 2006, we issued a $600,000 convertible debenture, and on November 20, 2006, we received a non-interest bearing loan in the amount of $800,000. The loan was secured into a convertible debenture on December 1, 2006, which funds were used to pay for the initial drilling costs incurred in the exploration of our working interest in the D Duck Prospect. We do not have sufficient working capital to enable us to complete our drilling program of exploration wells or to finance our normal operations for the next twelve month period. As we had a working capital deficiency of $133,855 as of November 30, 2006, we will be required to raise additional funds through the issuance of equity securities or through debt financing in order to carry-out our plan of operations for the next twelve month period. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates.

Given that we have not achieved profitable operations to date, our cash requirements are subject to numerous contingencies and risk factors beyond our control, including operational and development risks, competition from well-funded competitors, and our ability to manage growth. We can offer no assurance that our company will generate cash flow sufficient to achieve profitable operations or that our expenses will not exceed our projections. If our expenses exceed estimates, we will require additional monies during the next twelve months to execute our business plan.

There are no assurances that we will be able to obtain funds required for our continued operation. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further long-term financing, successful exploration and development of our oil and gas properties and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Future Financings

We anticipate that additional funding, when required, will be in the form of equity financing from the sale of our common stock or through debt financing. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through debt financing on commercially reasonable terms to fund operations. We do not currently have any arrangements in place for any future equity or debt financing. Our limited operating history and our lack of significant tangible capital assets makes it unlikely that we will be able to obtain significant debt financing in the near future.

Capital Expenditures

As of November 30, 2006, our company did not have any material commitments for capital expenditures and management does not anticipate that our company will spend additional material amounts on capital expenditures during the next twelve month period.

Off-Balance Sheet Arrangements

Our company has no outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our company does not engage in trading activities involving non-exchange traded contracts.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures of our company. Although these estimates are based on management's knowledge of current events and actions that our company may undertake in the future, actual results may differ from such estimates.

Going Concern

The audited financial statements included with our annual report filed with the Securities and Exchange Commission on September 13, 2006 have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. Accordingly, the audited financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern. In order to continue as a going concern, we require additional financing. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to continue as a going concern, we would likely be unable to realize the carrying value of our assets reflected in the balances set out in our financial statements.

Oil and Gas Properties

Our company utilizes the full-cost method of accounting for petroleum and natural gas properties. Under this method, our company capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country by country basis. As of November 30, 2006, we had no properties with proven reserves. When our company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. Until such determination is made our company assesses annually whether impairment has occurred, and includes in the amortization base drilling exploratory dry holes associated with unproved properties.

Our company applies a ceiling test to the capitalized cost in the full cost pool. The ceiling test limits such cost to the estimated present value, using a ten percent discount rate, of the future net revenue from proved reserves, based on current economic and operating conditions. Specifically, our company computes the ceiling test so that capitalized cost, less accumulated depletion and related deferred income tax, do not exceed an amount (the ceiling) equal to the sum of: (A) The present value of estimated future net revenue computed by applying current prices of oil and gas reserves (with consideration of price changes only to the extent provided by contractual arrangements) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet presented, less estimated future expenditures (based on current cost) to be incurred in developing and producing the proved reserves computed using a discount factor of ten percent and assuming continuation of existing economic conditions; plus (B) the cost of property not being amortized; plus (C) the lower of cost or estimated fair value of unproven properties included in the costs being amortized; less (D) income tax effects related to differences between the book and tax basis of the property.

For unproven properties, our company excludes from capitalized costs subject to depletion, all costs directly associated with the acquisition and evaluation of the unproved property until it is determined whether or not proved reserves can be assigned to the property. Until such a determination is made, our company assesses the property at least annually to ascertain whether impairment has occurred. In assessing impairment our company considers factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. Our company adds the amount of impairment assessed to the cost to be amortized subject to the ceiling test. As of November 30, 2006, all of our company’s oil and gas properties were unproved and were excluded from amortization.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on our future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on our future reported financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. Our company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on our financial statements.

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other forward-looking statements. Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other forward-looking statements involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other forward-looking statements. Prospective investors should consider carefully the risk factors set out below.

RISKS RELATED TO OUR BUSINESS

We have had negative cash flows from operations and if we are not able to continue to obtain further financing, our business operations may fail.

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred a net loss of $11,439 for the three month period ended November 30, 2006, and accumulative losses of $80,749 since inception to November 30, 2006. As of November 30, 2006, we had a working capital deficiency of $133,855. We do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

-	the costs to acquire further acreage are more than we currently anticipate;
-	drilling and completion costs for wells increase beyond our expectations; or
-	we encounter greater costs associated with our projected operating expenses.

We depend almost exclusively on outside capital to pay for the continued exploration and development of our properties. Such outside capital may include the sale of additional stock and/or commercial borrowing. Capital may not continue to be available if necessary to meet these continuing development costs or, if the capital is available, that it will be on terms acceptable to us. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be unable to continue our business and as a result may be required to scale back or cease operations for our business, the result of which would be that our stockholders would lose some or all of their investment.

A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our operations.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because our operations have been primarily financed through the sale of equity securities, a decline in the price of our common stock could be especially detrimental to our liquidity and our continued operations. Any reduction in our ability to raise equity capital in the future would force us to reallocate funds from other planned uses and would have a significant negative effect on our business plans and operations, including our ability to explore and develop new properties and continue our exploration and development of our current property interests. If our stock price declines, we may not be able to raise additional capital or generate funds from operations sufficient to meet our obligations.

If we issue additional shares in the future, it will result in dilution to our existing stockholders.

We are authorized to issue 562,500,000 shares of common stock. Our board of directors has the authority to issue additional shares up to the authorized capital of our company. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance also will cause a reduction in the proportionate ownership and voting power of all other stockholders. Further, any such issuance may result in a change of control of our company.

We have a history of losses and fluctuating operating results which raise substantial doubt about our ability to continue as a going concern.

Since inception through November 30, 2006, we have incurred aggregate losses of $80,749. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the general economic cycle, the market price of oil and gas and exploration and development costs. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations. Until such time as we generate revenues, we expect an increase in development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flow until our properties enter commercial production.

We have a limited operating history and if we are not successful in continuing to grow our business, then we may have to scale back or even cease our ongoing business operations.

We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Our company has a limited operating history and must be considered in the development stage. The success of our company is significantly dependent on a successful acquisition, drilling, completion and production program. Our company's operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable reserves or operate on a profitable basis. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

Due to the speculative nature of the exploration of oil and gas properties, there is substantial risk that our business will fail.

The business of oil and gas exploration and development is highly speculative involving substantial risk. There is generally no way to recover any funds expended on a particular property unless reserves are established and unless we can exploit such reserves in an economic manner. We can provide investors with no assurance that any property interest that we may acquire will provide commercially exploitable reserves. Any expenditures by our company in connection with locating, acquiring and developing an interest in a mineral or oil and gas property may not provide or contain commercial quantities of reserves.

Because of the early stage of development and the nature of our business, our securities are considered highly speculative.

Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of its development. We are engaged in the business of exploring and, if warranted, developing commercial reserves of oil and gas. Our properties are in the exploration stage only and are without known reserves of oil and gas. Accordingly, we have not generated any revenues from our oil and gas business nor have we realized a profit from our operations to date and there is little likelihood that we will generate any revenues or realize any profits in the short term. Any profitability in the future from our business will be dependent upon locating and developing economic reserves of oil and gas, which itself is subject to numerous risk factors as set forth herein. Since we have not generated any revenues, we will have to raise additional monies through the sale of our equity securities or debt in order to continue our business operations.

The potential profitability of oil and gas ventures depends upon factors beyond the control of our company.

The oil and gas industry in general is cyclical in nature. It tends to reflect and be amplified by general economic conditions, both domestically and abroad. Historically, in periods of recession or periods of minimal economic growth, the operations of oil and gas companies have been adversely affected. Certain end-use markets for oil and petroleum products experience demand cycles that are highly correlated to the general economic environment which is sensitive to a number of factors outside our control. A recession or a slowing of the economy could have a material adverse effect on our financial results and proposed plan of operations. A recession may lead to significant fluctuations in demand and pricing for oil and gas. If we elect to proceed with the development of any of our property interests, our profitability may be significantly affected by decreased demand and pricing of oil and gas. Reduced demand and pricing pressures will adversely affect our financial condition and results of operations. We are not able to predict the timing, extent and duration of the economic cycles in the markets in which we operate.

The potential profitability of oil and gas properties is dependent upon many factors beyond our control. For instance, world prices and markets for oil and gas are unpredictable, highly volatile, potentially subject to governmental fixing, pegging, controls, or any combination of these and other factors, and respond to changes in domestic, international, political, social, and economic environments. Additionally, due to worldwide economic uncertainty, the availability and cost of funds for production and other expenses have become increasingly difficult, if not impossible, to project. These changes and events may materially affect our financial performance.

Adverse weather conditions can also hinder drilling operations. A productive well may become uneconomic in the event water or other deleterious substances are encountered which impair or prevent the production of oil and/or gas from the well. In addition, production from any well may be unmarketable if it is impregnated with water or other deleterious substances. The marketability of oil and gas which may be acquired or discovered will be affected by numerous factors beyond our control. These factors include the proximity and capacity of oil and gas pipelines and processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production and environmental protection. These factors cannot be accurately predicted and the combination of these factors may result in our company not receiving an adequate return on invested capital.

The oil and gas industry is highly competitive and there is no assurance that we will be successful in acquiring additional property interests.

The oil and gas industry is very competitive. We compete with numerous individuals and companies, including many major oil and gas companies, which have substantially greater technical, financial and operational resources and staffs. Accordingly, there is a high degree of competition for desirable oil and gas interests, suitable properties for drilling operations and necessary drilling equipment, as well as for access to funds. We cannot predict if the necessary funds can be raised or that any projected work will be completed.

We are required to obtain licenses and permits from various governmental authorities. We anticipate that we will be able to obtain all necessary licenses and permits to carry on the activities which we intend to conduct, and that we intend to comply in all material respects with the terms of such licenses and permits. However, there can be no guarantee that we will be able to obtain and maintain, at all times, all necessary licenses and permits required to undertake our proposed exploration and development or to place our properties into commercial production. In the event that we proceed with our operation without necessary licenses and permits, we may be subject to large fines and possibly even court orders and injunctions to cease operations.

The acquisition of oil and gas interests involve many risks and disputes as to the title of such interests will result in a material adverse effect on our company.

The acquisition of oil and gas interests involves certain risks. Title to property claims and the borders of such claims may be disputed. The leases may be subject to prior unregistered agreements or transfers and title may be affected by undetected defects. If it is determined that any of our company's leases are based upon a claim with an invalid title, a disputed border, or subject to a prior right, the balance sheet of our company will be adversely affected and we may not be able to recover damages without incurring expensive litigation costs.

The marketability of natural resources will be affected by numerous factors beyond our control which may result in us not receiving an adequate return on invested capital to be profitable or viable.

The marketability of natural resources which may be acquired or discovered by us will be affected by numerous factors beyond our control. These factors include market fluctuations in oil and gas pricing and demand, the proximity and capacity of natural resource markets and processing equipment, governmental regulations, land tenure, land use, regulation concerning the importing and exporting of oil and gas and environmental protection regulations. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital to be profitable or viable.

Oil and gas operations are subject to comprehensive regulation which may cause substantial delays or require capital outlays in excess of those anticipated causing an adverse effect on our company.

Oil and gas operations are subject to federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and gas operations are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted, and no assurance can be given that such permits will be received. Environmental standards imposed by federal, provincial, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which it may elect not to insure against due to prohibitive premium costs and other reasons. To date, we have not been required to spend any material amount on compliance with environmental regulations. However, we may be required to do so in the future and this may affect our ability to expand or maintain our operations.

Exploration and production activities are subject to certain environmental regulations which may prevent or delay the commencement or continuance of our operations.

In general, our exploration and production activities are subject to certain federal, state and local laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Compliance with these laws and regulations has not had a material effect on our operations or financial condition to date. Specifically, we are subject to legislation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes. In addition, legislation has been enacted which requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities. However, such laws and regulations are frequently changed and we are unable to predict the ultimate cost of compliance. Generally, environmental requirements do not appear to affect us any differently or to any greater or lesser extent than other companies in the industry.

We believe that our operations comply, in all material respects, with all applicable environmental regulations. However, we are not fully insured against all possible environmental risks.

Any future operations will involve many risks and we may become liable for pollution or other liabilities which may have an adverse effect on our financial position.

In the course of the exploration, acquisition and development of mineral properties, several risks and, in particular, unexpected or unusual geological or operating conditions may occur. Drilling operations generally involve a high degree of risk. Hazards such as unusual or unexpected geological formations, power outages, labor disruptions, blow-outs, sour gas leakage, fire, inability to obtain suitable or adequate machinery, equipment or labour, and other risks are involved. We may become subject to liability for pollution. It is not always possible to fully insure against such risks, and we do not currently have any insurance against such risks nor do we intend to obtain such insurance in the near future due to high costs of insurance. Should such liabilities arise, they could reduce or eliminate any future profitability and result in an increase in costs and a decline in value of the securities of our company.

We are not insured against most environmental risks. Insurance against environmental risks (including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from exploration and production) has not been generally available to companies within the industry. We will periodically evaluate the cost and coverage of such insurance. If we became subject to environmental liabilities and do not have insurance against such liabilities, the payment of such liabilities would reduce or eliminate our available funds and may result in bankruptcy. Should we be unable to fully fund the remedial cost of an environmental problem, we might be required to enter into interim compliance measures pending completion of the required remedy.

Resource exploration involves many risks, regardless of the experience, knowledge and careful evaluation of the property by our company. These hazards include unusual or unexpected formations, formation pressures, fires, power outages, labour disruptions, flooding, explosions and the inability to obtain suitable or adequate machinery, equipment or labour.

Operations in which we will have a direct or indirect interest will be subject to all the hazards and risks normally incidental to the exploration, development and production of resource properties, any of which could result in damage to or destruction of mines and other producing facilities, damage to life and property, environmental damage and possible legal liability for any or all damage. We do not currently maintain liability insurance and may not obtain such insurance in the future. The nature of these risks is such that liabilities could represent a significant cost to our company, and may ultimately force our company to become bankrupt and cease operations.

Any change to government regulation/administrative practices may have a negative impact on our ability to operate and our profitability.

The laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in the United States or any other jurisdiction, may be changed, applied or interpreted in a manner which will fundamentally alter the ability of our company to carry on our business.

The actions, policies or regulations, or changes thereto, of any government body or regulatory agency, or other special interest groups, may have a detrimental effect on us. Any or all of these situations may have a negative impact on our ability to operate and/or our profitably.

Because our officers, directors and principal shareholders control a majority of our common stock, investors will have little or no control over our management or other matters requiring shareholder approval.

Our officers and directors and their affiliates, in the aggregate, beneficially own 73.5% of issued and outstanding shares of our common stock. As a result, they have the ability to control matters affecting minority shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because our officers, directors and principal shareholders control our company, investors will not be able to replace our management if they disagree with the way our business is being run. Because control by these insiders could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

Because we can issue additional common shares, purchasers of our common stock may incur immediate dilution and may experience further dilution.

We are authorized to issue up to 562,500,000 common shares, of which 56,662,000 are issued and outstanding. Our board of directors has the authority to cause our company to issue additional shares of common stock without the consent of any of our shareholders. Consequently, our shareholders may experience more dilution in their ownership of our company in the future.

RISKS ASSOCIATED WITH OUR COMMON STOCK

Our stock is a penny stock. Trading of our stock may be restricted by the Securities and Exchange Commission's penny stock regulations which may limit a stockholder's ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

The National Association of Securities Dealers, or NASD, has adopted sales practice requirements which may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being November 30, 2006. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President. Based upon that evaluation, our company's President concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On November 6, 2006, shareholders holding a majority of our issued and outstanding shares ratified and approved the transfer of the Surge Marketing shares as contemplated in the restructuring agreement pursuant to a shareholders' consent resolution in accordance with Nevada law. Upon the filing of a definitive Schedule 14C Information Statement with the Securities and Exchange Commission, we intend to deliver the Information Statement to our shareholders of record as of November 7, 2006. The transfer of the Surge Marketing shares as contemplated in the restructuring agreement will be effective 20 business days following the delivery of the Information Statement to our shareholders in accordance with Rule 14C-2 of the Securities Exchange Act of 1934.

Item 5.  Other Information

None.

Item 6.  Exhibits.

Exhibit Number	Description
3.1	Articles of Incorporation (incorporated by reference from our SB-2 filed on October 13, 2005)
3.2	Bylaws (incorporated by reference from our SB-2 filed on October 13, 2005)
3.3	Certificate of Correction (incorporated by reference from our SB-2 filed on October 13, 2005)
3.4

Articles of Merger filed with the Secretary of Sate of Nevada on November 7, 2006 and which is effective November 13, 2006 (incorporated by reference from our Current Report on Form 8-K filed on November 13, 2006)

3.5

Certificate of Change filed with the Secretary of State of Nevada on November 7, 2006 and which is effective November 13, 2006 (incorporated by reference from our Current Report on Form 8-K filed on November 13, 2006)

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

10.9	Development Agreement entered into on July 28, 2005 between Surge Marketing Corp. and Element 5 respecting www.share-it.com services (incorporated by reference from our SB-2 filed on October 13, 2005)
10.10	Promissory Note entered into on January 13, 2006 by Surge Enterprises, Inc. in favour of Troy Mutter (incorporated by reference from our SB-2 filed on October 13, 2005)
10.11	Subscription Agreement dated November 1, 2006 with Sovereign Services Limited (incorporated by reference from our Current Report on Form 8-K filed on November 9, 2006)
10.12	Convertible Debenture dated November 1, 2006 with Sovereign Services Limited (incorporated by reference from our Current Report on Form 8-K filed on November 9, 2006)
10.13	Assignment of Oil, Gas and Mineral Leases dated November 3, 2006 by Meagher Oil & Gas Properties, Inc. (incorporated by reference from our Current Report on Form 8-K filed on November 9, 2006)
10.14

Purchase and Sale Agreement dated November 2, 2006 with Dynamic Resources Corporation, Tyner Texas Operating Company, Tyner Texas Resources LP and Ramshorn Investments, Inc. (incorporated by reference from our Current Report on Form 8-K filed on January 3, 2007)

10.15

Restructuring Agreement dated November 6, 2006 with Southern Star Operating, Inc., Big Sky Management, Ltd., Eric Boehnke, Troy Mutter and Frank Hollmann (incorporated by reference from our Current Report on Form 8-K filed on November 9, 2006)

10.16

Amendment Agreement dated December 22, 2006 with Southern Star Operating, Inc., Big Sky Management, Ltd., Eric Boehnke, Troy Mutter and Frank Hollmann (incorporated by reference from our Current Report on Form 8-K filed on January 3, 2007)

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

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN STAR ENERGY INC.

/s/ Eric Boehnke

By: Eric Boehnke, President, Secretary, Treasurer and Director

(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Dated: January 23, 2007

CW1013734.3