Form 10QSB/A
period 2006-11-30
Southern Star Energy Inc.
filed 2007-03-02
CIK 1341315

EXPLANATION OF THE AMENDED FILING: THIS FORM 10-QSB AND THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2006 INCLUDED HEREIN HAVE BEEN AMENDED TO CORRECT AN ADMINISTRATIVE ERROR THAT OCCURRED DURING THE EDGARIZATION PROCESS OF FILING THE FORM 10-QSB ON JANUARY 23, 2007. AS A RESULT OF THE ADMINISTRATIVE ERROR, THE FORM 10-QSB AND THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2006 DID NOT CONTAIN THE FINAL CHANGES TO THE DOCUMENT AS PREVIOUSLY APPROVED BY THE BOARD OF DIRECTORS OF OUR COMPANY.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 1 TO FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

3

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the quarter ended November 30, 2006 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

Southern Star Energy Inc.

(formerly Surge Enterprises, Inc.)

(An Exploration Stage Company)

November 30, 2006

Index

Consolidated Balance Sheets	F–1

Interim Consolidated Statements of Operations	F–2

Interim Consolidated Statements of Cash Flows	F–3

Consolidated Statement of Stockholders’ Equity (Deficit)	F–4

Notes to the Consolidated Financial Statements	F-5

Southern Star Energy Inc.

(formerly Surge Enterprises, Inc.)

(An Exploration Stage Company)

Consolidated Balance Sheets

(Expressed in U.S. dollars)

	November 30,	May 31,
	2006	2006
	$	$
	(unaudited)

ASSETS

Current Assets

Cash	763,453	25,507
Accounts receivable	–	7,896
Prepaids (Note 4)	668,695	–

Total Current Assets	1,432,148	33,403

Equipment (Note 3)	–	6,331
Oil and Gas Properties, unproven (Note 4)	690,731	–

Total Assets	2,122,879	39,734

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	409,150	31,507
Customer deposit	–	9,729
Advances (Note 4)	330,243	–
Loan payable (Note 5)	800,000	–
Due to related party (Note 7)	26,610	21,917

Total Current Liabilities	1,566,003	63,153

Convertible Debenture (Note 6)	600,000	–

Total Liabilities	2,166,003	63,153

Going concern contingency (Note 1)

Stockholders’ Deficit

Common Stock Authorized: 562,500,000 shares, par value $0.001 Issued: 56,662,500 shares (May 31, 2006 – 56,662,500 shares)	56,663	56,663

Additional Paid-In Capital (Discount)	(19,038)	(19,038)

Accumulated Other Comprehensive Loss	–	(3,838)

Deficit Accumulated During the Development Stage	(21,286)	(57,206)
Deficit Accumulated During the Exploration Stage	(59,463)	–

Total Stockholders’ Deficit	(43,124)	(23,419)

Total Liabilities and Stockholders’ Deficit	2,122,879	39,734

Subsequent Events (Note 11)

The accompanying notes are an integral part of these consolidated financial statements.

Southern Star Energy Inc.

(formerly Surge Enterprises, Inc.)

(An Exploration Stage Company)

Interim Consolidated Statements of Operations

(Expressed in U.S. dollars)

(unaudited)

	Accumulated From February 7, 2005 (Date of Inception) to November 30,	Three Months Ended November 30,	Three Months Ended November 30,	Six Months Ended November 30,	Six Months Ended November 30,
	2006	2006	2005	2006	2005
	$	$	$	$	$

Revenue	–	–	–	–	–

Operating Expenses

General and administrative	31,065	31,065	–	31,065	–
Interest on convertible debenture (Note 6)	5,000	5,000	–	5,000	–
Travel	23,398	23,398	–	23,398	–

Total Operating Expenses	59,463	59,463	–	59,463	–

Net Loss Before Discontinued Operations	(59,463)	(59,463)	–	(59,463)	–

Discontinued operations (Note 10)	(21,286)	48,024	(19,477)	35,920	(21,806)

Net Loss	(80,749)	(11,439)	(19,477)	(23,543)	(21,806)

Net Loss Per Share

Continuing Operations – Basic and Diluted		–	–	–	–
Discontinued Operations – Basic and Diluted		–	–	–	–

		–	–	–	–

Weighted Average Number of Shares Outstanding		56,662,500	56,662,500	56,662,500	56,662,500

The accompanying notes are an integral part of these consolidated financial statements.

Southern Star Energy Inc.

(formerly Surge Enterprises, Inc.)

(An Exploration Stage Company)

Interim Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	Accumulated From February 7, 2005 (Date of Inception) to November 30,	Six Months Ended November 30,	Six Months Ended November 30,
	2006	2006	2005
	$	$	$

Operating Activities

Net loss	(80,749)	(23,543)	(21,806)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	885	–	365
Interest accrued on convertible debt	5,000	5,000	–

Changes in operating assets and liabilities

Accounts receivable	(14,460)	(6,564)	(566)
Prepaids	(639,669)	(671,176)	(7,636)
Accounts payable and accrued liabilities	107,425	97,696	3,961
Deferred revenue	18,708	(3,209)	11,141

Net Cash Used in Continuing Operations	(602,860)	(601,796)	(16,388)
Discontinued operations	(38,215)	(38,215)	–

Net Cash Used in Operating Activities	(641,075)	(640,011)	(16,388)

Investing Activities
Acquisition of equipment	(7,216)	–	(7,581)
Oil and gas property expenditures	(560,043)	(560,043)	–
Advances	531,600	531,600	–

Net Cash Used in Investing Activities	(35,659)	(28,443)	(7,581)

Financing Activities
Proceeds from issuance of common stock	37,625	–	–
Due to related party	6,400	6,400	–
Proceeds from issuance of convertible debentures	600,000	600,000	–
Proceeds from loan payable	800,000	800,000	–

Net Cash Provided by Financing Activities	1,444,025	1,406,400	–

Effect of exchange rate on cash	(3,838)	–	(1,137)

Increase (Decrease) in Cash	763,453	737,946	(25,106)

Cash – Beginning of Period	–	25,507	37,603

Cash – End of Period	763,453	763,453	12,497

Supplemental Disclosures:

Oil and gas property expenditures recorded in accounts payable and accrued liabilities	332,045	332,045	–

Interest paid	-	–	–
Income taxes paid	-	–	–

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

Notes to the Consolidated Financial Statements

(Expressed in U.S. dollars)

(unaudited)

1.	Nature of Operations and Continuance of Business

Southern Star Energy Inc. (formerly Surge Enterprises, Inc., herein the “Company”) was incorporated in the State of Nevada on February 7, 2005 under the name Surge Enterprises, Inc. Pursuant to a Restructuring Agreement (Note 9) dated November 6, 2006, the Company disposed of its interest in the Company’s wholly-owned subsidiary, Surge Marketing Corp. (“Surge Marketing”). On November 13, 2006 the Company changed its name to Southern Star Energy Inc.

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

Unaudited Interim Financial Statements

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by US GAAP for complete financial statements. The consolidated interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB as at May 31, 2006. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the period ended November 30, 2006, are not necessarily indicative of the results that may be expected for the year ending May 31, 2007.

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

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and

CW1081738

Southern Star Energy Inc.

(formerly Surge Enterprises, Inc.)

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. dollars)

(unaudited)

2.	Summary of Significant Accounting Policies (continued)

b)	Use of Estimates (continued)

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

Southern Star Energy Inc.

(formerly Surge Enterprises, Inc.)

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. dollars)

(unaudited)

2.	Summary of Significant Accounting Policies (continued)
d)	Oil and Gas Properties (continued)

impairment assessed to the cost to be amortized subject to the ceiling test. As of November 30, 2006, all of the Company's oil and gas properties were unproved and were excluded from amortization.

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

f)	Equipment

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

i)	Financial Instruments

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

Southern Star Energy Inc.

(formerly Surge Enterprises, Inc.)

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. dollars)

(unaudited)

2.	Summary of Significant Accounting Policies (continued)
k)	Stock-Based Compensation (continued)

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

Southern Star Energy Inc.

(formerly Surge Enterprises, Inc.)

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. dollars)

(unaudited)

2.	Summary of Significant Accounting Policies (continued)

1)	Revenue Recognition (continued)

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

Southern Star Energy Inc.

(formerly Surge Enterprises, Inc.)

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. dollars)

(unaudited)

2.	Summary of Significant Accounting Policies (continued)

n)	Recent Accounting Pronouncements (continued)

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

Pursuant to the Restructuring Agreement (Note 9), the Company disposed of the assets held by Surge Marketing, which included the above equipment.

4.	Oil and Gas Property

Pursuant to the terms of the Restructuring Agreement (Note 9), Big Sky Management (“Big Sky”), a company owned by the President of the Company, agreed to assign all rights, title and interest to the Company of a 20% working interest in certain oil and gas leases located in Louisiana, known as the D Duck Prospect (the “D Duck Prospect”) located in Louisiana. Pursuant to a prospect acquisition agreement with Dynamic Resources Corporation (“Dynamic”), dated October 10, 2006, Big Sky was obligated to pay Dynamic $241,750 less $144,116 owed to Dynamic by Ramshorn Investments, Inc. (“Ramshorn”) for the D Duck Prospect. As at November 6, 2006, the date of the Restructuring Agreement, Big Sky had not made any payments for the D Duck Prospect. The Company paid $97,634 to Dynamic for its 20% interest and the remainder was paid by Ramshorn. The Company’s working interest is subject to a 20% royalty interest. As a result, the Company is entitled to receive 80% of any production from the prospect, less all exploration and development costs, and the holder of the royalty interest is entitled to the remaining 20% of any production. The holder of the royalty interest is not responsible for any exploration or development costs.

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

Southern Star Energy Inc.

(formerly Surge Enterprises, Inc.)

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. dollars)

(unaudited)

4.	Oil and Gas Property (continued)

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
a)

On November 6, 2006, the Company agreed to sell its wholly-owned subsidiary, Surge Marketing, to two former officers of the Company and Big Sky, a company owned by the President of the Company, assigned all rights, title and interest to the Company of a 20% working interest in the D Duck Prospect, as described in Note 4.

b)

At November 30, 2006, the Company owes $26,610 (May 31, 2006 - $Nil) to the President and to a private company owned by the President and $Nil (May 31, 2006 - $21,917) to the former President for expenses incurred on behalf of the Company. This amount has no specific terms of repayment, is non-interest bearing and is due on demand.

c)

During the year ended May 31, 2006, the Company purchased $7,216 in computer equipment and office furniture from the former President of the Company. The computer equipment and office furniture were valued at the estimated fair market value at the date of purchase. The original cost to the former president of the Company was approximately $8,900, with the sale price reflecting the fair market values of the assets.

8.	Capital Stock
a)

On November 13, 2006, the Company completed a 7.5:1 forward stock split on the basis of 7.5 new shares of common stock in exchange for every one old share of common stock outstanding. All per share amounts have been retroactively restated to reflect the forward stock split.

Southern Star Energy Inc.

(formerly Surge Enterprises, Inc.)

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. dollars)

(unaudited)

8.	Capital Stock (continued)

Pursuant to the Restructuring Agreement described in Note 9, 35,625,000 split adjusted shares of common stock will be returned to the Company and cancelled.

9.	Restructuring Agreement

On November 6, 2006, the Company entered into a restructuring agreement (the “Restructuring Agreement”) with Southern Star Operating, Big Sky, Eric Boehnke (“Boehnke”), Troy Mutter (“Mutter”) and Frank Hollmann (“Hollmann”). Boehnke is the President of the Company, and Mutter and Hollmann, former officers. Pursuant to the terms of the Restructuring Agreement, Big Sky, a private British Columbia company wholly-owned by Boehnke, agreed to assign all right, title and interest to the Company of a 20% working interest in the D Duck Prospect (Note 4). In conjunction with the Restructuring Agreement, the Company will transfer its wholly-owned subsidiary, Surge Marketing, to Mutter and Hollmann in consideration for the transfer of 6,000,000 split adjusted shares of common stock of the Company to Boehnke, and the return and cancellation of an aggregate of 35,625,000 split adjusted shares of common stock of the Company held by Mutter and Hollmann.

10.	Discontinued Operations

On completion of the Restructuring Agreement described in Note 9, the Company will sell all of its interests in its wholly owned subsidiary, Surge Marketing and effective November 2, 2006, discontinue all operations related to the former business of software sales and website development.

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

The net operating gain (loss) represents all of the activity incurred by Surge Marketing up to November 2, 2006.

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

11.	Subsequent Events

Subsequent to November 30, 2006, the following occurred:

a)

On December 1, 2006, the Company issued a 10% convertible debenture with a principal amount of $800,000. The convertible debenture is due and payable on December 1, 2008. The principal and accrued interest on this convertible debenture may be converted into shares of the Company’s common stock at a rate of $0.50 per share, at the option of the holder. Refer to Note 5.

b)

On February 12, 2007, the Company issued 37 units for proceeds of $1,850,000. Each unit entitles the subscriber to receive one percent of the net proceeds from production attributable to the Company's interest in the D Duck Prospect, particularly the Atkins Lincoln 18-1 and Atkins Lincoln 8-1 wells currently being drilled by the Company. Each unit is convertible into common shares at a rate of one common share for every $0.50 invested.

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

Exploration Costs

Our property interests in the D Duck Prospect are presently considered underdeveloped acreage. We have commenced drilling the first well, and as of February 13, 2007, the well has been drilled to approximately 9,700 feet. Our company hopes to complete the well before March 31, 2007. We have also started drilling a second well and hope to reach a depth of 9,700 before the end of February 2007. As of February 13, 2007, we have not completed any wells on our property interests. We anticipate that the two wells will be drilled for a total cost of approximately $2.5 million. If the drilling reports yield satisfactory results, we intend to develop the prospect with the drilling of one well per 160 acres. However, until we determine that development is warranted, we will not know the extent of development costs to bring the acreage to production. If development is warranted, we intend to drill between the pre-existing wells from the 1950’s and 1960’s followed by step-out drilling to discover possible extensions and parallel deposits to any out-cropping deposit zones. Apart from our current drilling program, and until we are able to review the results from our drilling program, we have no current plans to conduct any additional exploration on the property. We estimate that our exploration costs during the next twelve month period will be approximately $3,000,000.

Consultant Compensation

Given the early stage of our operations, we intend to continue to outsource our professional and personnel requirements by retaining consultants on an as-needed basis. We estimate that our consultant and related professional compensation expenses for the next twelve month period will be approximately $100,000.

Professional Fees

We expect to incur on-going legal, accounting and audit expenses to comply with our reporting responsibilities as a public company under the United States Securities Exchange Act of 1934, as amended. We estimate such expenses for the next fiscal year to be approximately $100,000.

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

We incurred a net loss of $11,439 for the three months ended November 30, 2006. As indicated above, we anticipate that our estimated operating expenses for the next twelve months will be $3,215,000. On November 1, 2006, we issued a $600,000 convertible debenture, and on November 20, 2006, we received a non-interest bearing loan in the amount of $800,000. The loan was secured into a convertible debenture on December 1, 2006, which funds were used to pay for the initial drilling costs incurred in the exploration of our working interest in the D Duck Prospect. On February 12, 2007, we issued 37 units to one subscriber for proceeds of $1,850,000. Each unit entitles the subscriber to receive one percent of the net proceeds from production attributable to our interest in the D Duck Prospect, particularly the Atkins Lincoln 18-1 and Atkins Lincoln 8-1 wells currently being drilled by our company in Bossier Parish, Louisiana. Each unit is convertible into common shares at a rate of one common share for every $0.50 invested. We do not have sufficient working capital to enable us to complete our drilling program of exploration wells or to finance our normal operations for the next twelve month period. As we had a working capital deficiency of $133,855 as of November 30, 2006, we will be required to raise additional funds through the issuance of equity securities or through debt financing in order to carry-out our plan of operations for the next twelve month period. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates.

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

The occurrence of any of the aforementioned events could adversely affect our ability to meet our business plans.

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

We are authorized to issue 562,500,000 shares of common stock. Our board of directors has the authority to issue additional shares up to the authorized capital of our company. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will also cause a reduction in the proportionate ownership and voting power of all other stockholders. Further, any such issuance may result in a change of control of our company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 12, 2007, we issued 37 units to one subscriber for proceeds of $1,850,000. Each unit entitles the subscriber to receive one percent of the net proceeds from production attributable to our interest in the Atkins Lincoln 18-1 and Atkins Lincoln 8-1 wells currently being drilled by our company in Bossier Parish, Louisiana. Each unit is convertible into common shares at a rate of one common share for every $0.50 invested. We relied upon Regulation S and/or Section 4(2) of the Securities Act of 1933 by issuing the units, and the common shares upon conversion of the units, to a non U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction.

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

Dated: March 2, 2007

CW1081738.2