Form 10QSB
period 2007-02-28
Southern Star Energy Inc.
filed 2007-04-17
CIK 1341315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2007

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to ________________
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [   ] No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 30,806,251 common shares issued and outstanding as of April 16, 2007

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the quarter ended February 28, 2007 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

Southern Star Energy Inc.
(formerly Surge Enterprises, Inc.)
(An Exploration Stage Company)

February 28, 2007

Index

Consolidated Balance Sheets	F–1

Interim Consolidated Statements of Operations	F–2

Interim Consolidated Statements of Cash Flows	F–3

Consolidated Statement of Stockholders’ Equity (Deficit)	F–4

Notes to the Consolidated Financial Statements	F–5

Southern Star Energy Inc.
(formerly Surge Enterprises, Inc.)
(An Exploration Stage Company)
Consolidated Balance Sheets

	February 28,	May 31,
	2007	2006
	$	$
	(Unaudited)
ASSETS
Current Assets
Cash	896,610	25,507
Accounts Receivable	–	7,896
Prepaids	39,065	–
Total Current Assets	935,675	33,403

Equipment (Note 3)	–	6,331
Oil and Gas Properties, unproven (Note 4)	2,848,285	–

Total Assets	3,783,960	39,734

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts Payable and Accrued Liabilities	339,799	31,507
Customer Deposit	–	9,729
Advances (Note 4)	259,693	–
Due to Related Party (Note 6)	282	21,917

Total Current Liabilities	599,774	63,153

Convertible Debentures, less unamortized discount of $605,224 (Note 5)	794,776	–

Total Liabilities	1,394,550	63,153

Going concern contingency (Note 1)

Stockholders’ Equity (Deficit)

Common Stock
Authorized: 843,750,000 shares, par value $0.001
Issued: 84,993,750 shares (May 31, 2006 – 84,993,750 shares)	84,994	84,994

Additional Paid-In Capital (Discount)	1,961,631	(47,369)

Common Stock Subscribed (Note 7)	2,100,000	–

Accumulated Other Comprehensive Loss	–	(3,838)

Deficit Accumulated During the Development Stage	(21,286)	(57,206)

Deficit Accumulated During the Exploration Stage	(1,735,929)	–

Total Stockholders’ Equity (Deficit)	2,389,410	(23,419)

Total Liabilities and Stockholders’ Equity (Deficit)	3,783,960	39,734

Subsequent Events (Note 11)

The accompanying notes are an integral part of these consolidated financial statements.

Southern Star Energy Inc.
(formerly Surge Enterprises, Inc.)
(An Exploration Stage Company)
Interim Consolidated Statements of Operations
(Unaudited)

	Accumulated
	From February 7,	Three	Three	Nine	Nine
	2005 (Date of	Months	Months	Months	Months
	Inception) to	Ended	Ended	Ended	Ended
	February 28,	February 28,	February 28,	February 28,	February 28,
	2007	2007	2006	2007	2006
	$	$	$	$	$

Revenue	–	–	–	–	–

Operating Expenses

Accretion of discount on convertible debenture
(Note 5)	34,776	34,776	–	34,776	–
Financing costs (Note 7 (a))	1,369,000	1,369,000	–	1,369,000)	–
Interest on convertible debenture (Note 5)	40,000	35,000	–	40,000	–
General and administrative	265,588	234,523	–	265,588	–
Travel	26,565	3,167	–	26,565	–

Net Loss Before Discontinued Operations	(1,735,929)	(1,676,466)	–	(1,735,929)	–

Discontinued operations (Note 10)	(21,286)	–	(31,723)	35,920	(53,529)

Net Loss	(1,757,215)	(1,676,466)	(31,723)	(1,700,009)	(53,529)

Net Loss Per Share

Continuing Operations – Basic and Diluted		(0.02)	–	(0.02)	–
Discontinued Operations – Basic and Diluted		–	(0.00)	0.00	(0.00)

		(0.02)	(0.00)	(0.02)	(0.00)

Weighted Average Number of Shares Outstanding		84,993,750	84,993,750	84,993,750	84,993,750

The accompanying notes are an integral part of these consolidated financial statements.

Southern Star Energy Inc.
(formerly Surge Enterprises, Inc.)
(An Exploration Stage Company)
Interim Consolidated Statements of Cash Flows
(Unaudited)

	Accumulated
	From February 7,
	2005 (Date of	Nine Months	Nine Months
	Inception) to	Ended	Ended
	February 28,	February 28,	February 28,
	2007	2007	2006
	$	$	$

Operating Activities
Net loss	(1,757,215)	(1,700,009)	(53,529)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of convertible debt discount	34,776	34,776	–
Amortization	885	–	630
Fair value of warrants issued as financing costs	1,369,000	1,369,000	–
Interest accrued on convertible debenture	40,000	40,000	–
Changes in operating assets and liabilities
Accounts receivable	(14,460)	(6,564)	(310)
Prepaids	(10,040)	(41,547)	(9,423)
Accounts payable and accrued liabilities	168,768	159,039	24,297
Customer deposit	18,708	(3,209)	13,407
Due to a related party	(26,328)	(26,328)	(900)
Net Cash Used in Continuing Operations	(175,906)	(174,842)	(25,828)
Discontinued operations	(38,215)	(38,215)	–
Net Cash Used in Operating Activities	(214,121)	(213,057)	(25,828)
Investing Activities
Acquisition of equipment	(7,216)	–	(7,216)
Advances	259,693	259,693	–
Oil and gas property expenditures	(2,681,933)	(2,681,933)	–
Net Cash Used in Investing Activities	(2,429,056)	(2,422,240)	(7,216)
Financing Activities
Proceeds from issuance of common stock	37,625	–	–
Proceeds from common stock subscribed	2,100,000	2,100,000	–
Advances from related party	6,400	6,400	20,000
Proceeds from issuance of convertible debentures	1,400,000	1,400,000	–

Net Cash Provided by Financing Activities	3,544,025	3,506,400	20,000
Effect of exchange rate on cash	(3,838)	–	(3,204)
Change in Cash	896,610	871,103	(16,248)
Cash – Beginning	–	25,507	37,603
Cash – Ending	896,610	896,610	21,355
Supplemental Disclosures:

Oil and gas property expenditures recorded in accounts payable and
accrued liabilities	166,352	166,352	–
Interest paid	–	–	–
Income taxes paid	–	–	–

The accompanying notes are an integral part of these consolidated financial statements.

Southern Star Energy Inc.
(formerly Surge Enterprises, Inc.)
(An Exploration Stage Company)
Consolidated Statement of Stockholders’ Equity (Deficit)
Period from February 7, 2005 (Date of Inception) to February 28, 2007

			Additional				Total
			Paid-in	Common	Other		Stockholders’
	Common Shares		Capital	Stock	Comprehensive		Equity
	Number	Amount	(Discount)	Subscribed	Income (Loss)	Deficit	(Deficit)
		$	$	$	$	$	$
Balance – February 7, 2005 (date of
inception) – Stock issued for cash	562,500	563	(463)	–	–	–	100
Foreign currency translation adjustment	–	–	–	–	35	–	35
Stock issued for cash	84,431,250	84,431	(46,906)	–	–	–	37,525
Net loss for the period	–	–	–	–	–	(12,077)	(12,077)
				–
Balance – May 31, 2005	84,993,750	84,994	(47,369)	–	35	(12,077)	25,583

Foreign currency translation adjustment	–	–	–	–	(3,873)	–	(3,873)
Net loss for the period	–	–	–	–	–	(45,129)	(45,129)

Balance – May 31, 2006	84,993,750	84,994	(47,369)	–	(3,838)	(57,206)	(23,419)

Common stock subscribed	–	–	–	250,000	–	–	250,000
Intrinsic value of beneficial conversion
feature	–	–	640,000	–	–	–	640,000
Fair value of warrants issued for
financing fees	–	–	1,369,000	1,850,000	–	–	3,219,000
Foreign currency translation adjustment	–	–	–	–	3,838	–	3,838
Net loss for the period	–	–	–	–	–	(1,700,009)	(1,700,009)

Balance – February 28, 2007 (unaudited)	84,993,750	84,994	1,961,631	2,100,000	–	(1,757,215)	2,389,410

On November 13, 2006, the Company effected a 7.5:1 forward stock split of the authorized, issued and outstanding common stock. On April 2, 2007, the Company effected a 1.5:1 forward stock split of the authorized, issued and outstanding common stock. All share amounts have been retroactively adjusted for all periods presented.

The accompanying notes are an integral part of these consolidated financial statements.

Southern Star Energy Inc.
(formerly Surge Enterprises, Inc.)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited)

1.	Nature of Operations and Continuance of Business

Southern Star Energy Inc. (formerly Surge Enterprises, Inc., herein the “Company”) was incorporated in the State of Nevada on February 7, 2005 under the name Surge Enterprises, Inc. Pursuant to a Restructuring Agreement (Note 8) dated November 6, 2006, the Company disposed of its interest in the Company’s wholly-owned subsidiary, Surge Marketing Corp. (“Surge Marketing”). On November 13, 2006 the Company changed its name to Southern Star Energy Inc.

The Company previously focused its business efforts on software sales and website development. On November 2, 2006, the Company commenced the business of the acquisition, exploration and development of oil and gas resources.

The Company has been in the exploration stage since completion of its restructuring in November, 2006 and has not yet realized any revenues from its planned operations. Previously, it was in the development stage, pursuant to Statements of Financial Accounting Standards (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”, and had not generated or sustained significant revenues. These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the exploration stage are dependent upon its successful efforts to raise additional equity financing to continue operations and generate sustainable significant revenue. There is no guarantee that the Company will be able to raise adequate equity financings or generate profitable operations. As at February 28, 2007, the Company has a working capital of $335,901 and has incurred losses of $1,757,215 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Unaudited Interim Financial Statements

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by US GAAP for complete financial statements. The consolidated interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB as at May 31, 2006. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the period ended February 28, 2007, are not necessarily indicative of the results that may be expected for the year ending May 31, 2007.

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

The Company utilizes the full-cost method of accounting for petroleum and natural gas properties. Under this method, the Company capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country by country basis. As of February 28, 2007, the Company had no properties with proven reserves. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. Until such determination is made the Company assesses annually whether impairment has occurred, and includes in the amortization base drilling exploratory dry holes associated with unproved properties.

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

For unproven properties, the Company excludes from capitalized costs subject to depletion, all costs directly associated with the acquisition and evaluation of the unproved property until it is determined whether or not proved reserves can be assigned to the property. Until such a determination is made, the Company assesses the property at least annually to ascertain whether impairment has occurred. In assessing impairment the Company considers factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. The Company adds the amount of impairment assessed to the cost to be amortized subject to the ceiling test. As of February 28, 2007, all of the Company’s oil and gas properties were unproven and were excluded from amortization

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

Southern Star Energy Inc.
(formerly Surge Enterprises, Inc.)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

accretes until the Company settles the obligation. As at February 28, 2007 the Company has not recognized any asset retirement obligations.

f)	Equipment

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

The fair values of financial instruments, which include cash, accounts payable and accrued liabilities, advances, convertible debentures and due to related party approximate their carrying values due to the relatively short maturity of these instruments.

j)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at February 28, 2007, the Company has no items that represent comprehensive loss. As at February 28, 2007, the Company’s only component of comprehensive income (loss) was foreign currency translation adjustments.

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

Southern Star Energy Inc.
(formerly Surge Enterprises, Inc.)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

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

Revenue from software licence sales is recognized when all of the following SAB No. 104 requirements are met: The 30- day trial period has expired; the software is registered under a licensing agreement with a fixed and determinable price; the purchase of the software license is made through an online third party payment processor that ensures collectibility as customers will pay via credit card; and once the payment has been received and verified, the funds are credited to the Company and the software license is delivered to the purchaser instantly via e-mail.

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

Southern Star Energy Inc.
(formerly Surge Enterprises, Inc.)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

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

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

3.	Equipment

				May 31,
		February 28, 2007		2006
		Accumulated	Net Book	Net Book
	Cost	Depreciation	Value	Value
	$	$	$	$
Computer equipment	–	–	–	5,955
Furniture	–	–	–	376
	–	–	–	6,331

Pursuant to the Restructuring Agreement (Note 8), the Company disposed of the assets held by Surge Marketing, which included the above equipment.

4.	Oil and Gas Property

Pursuant to the terms of the Restructuring Agreement (Note 8), Big Sky Management (“Big Sky”), a company owned by the President of the Company, agreed to assign all rights, title and interest to the Company of a 20% working interest in certain oil and gas leases located in Louisiana, known as the D Duck Prospect (the “D Duck Prospect”) located in Louisiana. Pursuant to a prospect acquisition agreement with Dynamic Resources Corporation (“Dynamic”), dated October 10, 2006, Big Sky was obligated to pay Dynamic $241,750 less $144,116 owed to Dynamic by Ramshorn Investments, Inc. (“Ramshorn”) for the D Duck Prospect. Big Sky also was obligated to pay 100% of Dynamic’s remaining share, being 20%, of the drilling and completion costs on the initial two wells drilled on the property up to a maximum of $400,000 per well. As at November 6, 2006, the date of the Restructuring Agreement, Big Sky had not made any payments for the D Duck Prospect. The Company paid $97,634 to Dynamic for its 20% interest and the remainder was paid by Ramshorn. The Company’s working interest is subject to a 20% royalty interest. As a result, the Company is entitled to receive 80% of its interest in any production from the prospect, less all exploration and development costs, and the holder of the royalty interest is entitled to the remaining 20% of any production. The holder of the royalty interest is not responsible for any exploration or development costs.

Southern Star Energy Inc.
(formerly Surge Enterprises, Inc.)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited)

4.	Oil and Gas Property (continued)

On November 2, 2006, the Company acquired another 20% working interest in the property for $291,062, resulting in a combined interest of 40%, and became the Operator of the Prospect. An additional 40% working interest is held by Ramshorn who has agreed to pay 40% of the Company’s drilling costs on the Prospect.

On February 12, 2007, the Company entered into the subscription agreement described in Note 7(a). Pursuant to the agreement, the subscriber is to receive 1% of the net proceeds from production attributable to the Company’s interest in certain wells located on the D Duck Prospect.

Pursuant to a Farmout Agreement entered into on September 1, 2006, to retain its interest in one section of the D Duck Prospect, the Company, Dynamic and Ramshorn (the “Farmees”) are obligated to drill a test well on the property on or before March 1, 2007. Under the terms of the Farmout Agreement, the Farmees can extend the deadline 30 days by paying $15,000, up to a maximum of 3 extensions. On February 22, 2007, the Farmees paid $15,000 to extend the deadline to March 31, 2007, and subsequently, paid a further $15,000 to extend the deadline to April 30, 2007.

The Company’s portion of drilling costs and acquisition costs incurred during the period ended February 28, 2007, was $2,848,285.

At February 28, 2007, the Company holds $259,693 in advances from Ramshorn.

All of the Company’s oil and gas properties are located in the United States and are unproven. The total costs incurred and excluded from depletion and amortization are as follows:

		February 28,		May 31,
		2007		2006
	$		$
Acquisition costs		457,163		–
Exploration costs		2,391,122		–
Total		2,848,285		–

5.	Convertible Debenture

a)

On November 1, 2006, the Company issued a 10% convertible debenture with a principal amount of $600,000 which is due and payable on November 1, 2008. The principal and accrued interest on the debenture may be converted into shares of the Company’s common stock at a split-adjusted rate of $2.50 per share, at the option of the holder. An equity portion representing the beneficial conversion feature has not been recorded, as there was no intrinsic value at the date of commitment. At February 28 2007, interest expense of $20,000 has been included in accrued liabilities.

b)

On December 1, 2006, the Company secured the loan payable with the issuance of a 10% convertible debenture which is due and payable on December 1, 2008. The principal and accrued interest on the debenture may be converted into shares of the Company’s common stock at a split-adjusted rate of $0.33 per share, at the option of the holder.

In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the value of the embedded beneficial conversion feature of $640,000 as additional paid-in capital and an equivalent discount which will be expensed over the term of the convertible debentures. The Company will record interest expense over the term of the remaining convertible debentures of $640,000 resulting from the difference between the stated value and carrying value at the date of issuance. At February 28, 2007, accrued interest of $20,000 has been included in accrued liabilities, and interest expense of $34,776 has been accreted increasing the carrying value of the convertible debentures by $174,776.

Southern Star Energy Inc.
(formerly Surge Enterprises, Inc.)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited)

6.	Related Party Transactions

a)

On November 6, 2006, the Company agreed to sell its wholly-owned subsidiary, Surge Marketing, to two former officers of the Company and Big Sky, a company owned by the President of the Company, assigned all rights, title and interest to the Company of a 20% working interest in the D Duck Prospect, as described in Note 4.

b)

At February 28, 2007, the Company owes $282 (May 31, 2006 - $Nil) to the President and $Nil (May 31, 2006 - $21,917) to the former President for expenses incurred on behalf of the Company. This amount has no specific terms of repayment, is non-interest bearing and is due on demand.

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

7.	Capital Stock

a)

On February 12, 2007, the Company entered into a subscription agreement for the issuance of 37 units at $50,000 per unit for proceeds of $1,850,000. Each unit entitles the subscriber to receive 1% of the net proceeds from production attributable to the Company’s interest in certain wells located on the D Duck Prospect (Note 4). Each unit is convertible into shares of the Company’s common stock at a rate of 1.5 split-adjusted shares for every $0.50 of investment. During the period ended February 28, 2007, pursuant to EITF 98-5 “Accounting for Convertible Securities and Beneficial Conversion features or Contingently Adjustable Conversion Ratios” and EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments” the Company recorded the $1,369,000 intrinsic value of the beneficial conversion feature upon issuance. As the Company has no proven reserves or production the entire proceeds were allocated to the conversion feature and no proceeds were allocated to the interest in the wells.

b)

On November 13, 2006, the Company completed a 7.5:1 forward stock split on the basis of 7.5 new shares of common stock in exchange for every one old share of common stock outstanding. On April 2, 2007, the Company effected a 1.5:1 forward stock split of the authorized, issued and outstanding common stock. All per share amounts have been retroactively restated to reflect the forward stock split.

	c)	On February 13, 2007, the Company received a stock subscription for 500,000 shares of common stock at $0.50 per share for proceeds of $250,000. The shares were issued on March 30, 2007.

8.	Restructuring Agreement

On November 6, 2006, the Company entered into a restructuring agreement (the “Restructuring Agreement”) with Southern Star Operating, Big Sky, Eric Boehnke (“Boehnke”), Troy Mutter (“Mutter”) and Frank Hollmann (“Hollmann”). Boehnke is the President of the Company, and Mutter and Hollmann, former officers. Pursuant to the terms of the Restructuring Agreement, Big Sky, a private British Columbia company wholly-owned by Boehnke, agreed to assign all right, title and interest to the Company of a 20% working interest in the D Duck Prospect (Note 4). In conjunction with the Restructuring Agreement, the Company will transfer its wholly-owned subsidiary, Surge Marketing, to Mutter and Hollmann in consideration for the transfer of 9,000,000 split-adjusted shares of common stock of the Company to Boehnke, and the return and cancellation of an aggregate of 53,437,500 split-adjusted shares of common stock of the Company held by Mutter and Hollmann.

Southern Star Energy Inc.
(formerly Surge Enterprises, Inc.)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited)

9.	Commitments

a)

On February 27, 2007 the Company entered into a services agreement with a consultant who will provide consulting services in consideration for $140 per hour of services and 375,000 split-adjusted shares of the Company’s common stock. The Company is to issue 187,500 split-adjusted shares upon the generation of revenues from the D Duck Prospect in excess of all costs reasonably incurred in relation to the drilling of the well. The Company is also obligated to issue 187,500 split-adjusted shares to be held in escrow for a period of one year upon the D Duck Prospect generating more than 15 billion cubic feet equivalents or having reserves greater than $75,000,000 calculated on a 10% discounted cash flow.

b)

On January 22, 2007, the Company entered into an oil and gas services agreement which appointed a production company as operator of the property interests in the D Duck Prospect located in the Bossier and Caddo Parishes, Louisiana. In consideration for such services, the Company agreed to pay certain fees as set out in the agreement, including a drilling fee of $6,500 per month, a supervision fee of $650 per month and $850 per day for any engineering services incurred. The agreement is to continue for a one year term and is automatically renewable for additional one year terms on the anniversary date of the agreement. Either party may terminate the agreement with sixty days written notice to the other party.

10.	Discontinued Operations

On completion of the Restructuring Agreement described in Note 8, the Company sold all of its interests in its wholly owned subsidiary, Surge Marketing and effective November 2, 2006, discontinued all operations related to the former business of software sales and website development.

The results of discontinued operations are summarized as follows:

					Accumulated From
	Three Months	Three Months	Nine Months	Nine Months	February 7, 2005
	Ended	Ended	Ended	Ended	(Date of Inception)
	February 28,	February 28,	February 28,	February 28,	to February 28,
	2007	2006	2007	2006	2007
	$	$	$	$	$

Revenue
Consulting	–	7,787	35,172	23,970	90,460
Software	–	7,231	–	15,985	18,697
	–	15,018	35,172	39,955	109,157
Expenses	–	46,741	40,255	93,484	171,445
Net Operating Income (Loss)	–	(31,723)	(5,083)	(53,529)	(62,288)
Gain on disposal	–	–	41,002	–	41,002
Gain (Loss) From Discontinued
Operations	–	(31,723)	35,920	(53,529)	(21,286)

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

11.	Subsequent Events

	a)	On March 30, 2007, the Company issued 500,000 shares of common stock pursuant to the stock subscription in Note 7(c).

b)

Subsequent to February 28, 2007, pursuant to the Restructuring Agreement described in Note 8, 9,000,000 split-adjusted shares of common stock were transferred to the President, 53,437,500 split-adjusted shares of common stock were returned to the Company and cancelled and the Company disposed of its wholly-owned subsidiary, Surge Marketing.

	c)	On April 2, 2007, the Company effected a 1.5:1 forward stock split of the authorized, issued and outstanding common stock. All share amounts have been retroactively adjusted for all periods presented.

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

     As used in this quarterly report, and unless otherwise indicated, the terms "we", "us" and "our" refer to Southern Star Energy Inc. and our wholly-owned subsidiary, Southern Star Operating Inc.

Corporate History

     We were incorporated in the State of Nevada on February 7, 2005 under the name "Surge Enterprises, Inc." and commenced operations on April 13, 2005 commensurate with the incorporation of our wholly-owned subsidiary, Surge Marketing Corp. Surge Marketing was incorporated in British Columbia, Canada, on April 13, 2005, at which time it commenced development of a software product called LinkSurge. The software is a web traffic enhancement application that, once installed on a website, may help websites boost their rankings in website search engines. As management of our company investigated opportunities and challenges in our software business, management realized that the business did not present the best opportunity for our company to realize value for our shareholders. Our company identified the oil and gas business as a viable business opportunity. As a result of the prospects of the oil and gas industry and the inability of our company to generate substantial revenues from the software business, our board of directors decided to transition the business to the oil and gas sector. The difficulties with our software business largely resulted from our inability to obtain sufficient market share as a result of intense competition in the software industry from search engine technology companies and from competitors offering consulting services related thereto.

     We incorporated Southern Star Operating Inc., a private Louisiana corporation, on October 27, 2006 in anticipation of developing our oil and gas business. In addition, we incorporated Southern Star Energy Inc., a private Nevada corporation and wholly-owned subsidiary of our company on October 30, 2006, for the sole purpose of effecting a name change through a merger with our subsidiary. On November 13, 2006, we merged our subsidiary with and into our company, with our company continuing on as the surviving corporation under the name Southern Star Energy Inc.

     On November 1, 2006, our board of directors approved a seven point five (7.5) for one (1) forward stock split of our authorized, issued and outstanding common stock. The forward stock split was effected with the Nevada Secretary of State on November 13, 2006. As a result, our authorized capital increased from 75,000,000 to 562,500,000 shares of common stock with a par value of $0.001. The name change and forward stock split became effective with NASD's OTC Bulletin Board at the opening of the market on November 13, 2006. On April 2, 2007, we effected a further 1.5 for 1 forward split with the Nevada Secretary of State of our authorized, issued and outstanding common stock. As a result of the stock split, our authorized capital increased from 562,500,000 to 843,750,000 shares of common stock with a par value of $0.001. The forward stock split became effective with the NASD's OTC Bulletin Board at the opening of the market on April 4, 2007 under the new stock symbol "SSEY". Our new CUSIP number is 843833 20 3.

     On April 5, 2007, we disposed of our interest in our former wholly-owned subsidiary Surge Marketing Corp. in accordance with the terms of a Restructuring Agreement dated November 6, 2006, as amended. As of that date, we ceased all operations associated with our former software business.

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

Exploration Costs

     Our property interests in the D Duck Prospect are presently considered underdeveloped acreage. We have successfully drilled two evaluation wells, consisting of the Atkins-Lincoln 18-1 well and the R.C. Atkins 8-1 well, both to a depth of approximately 9,950 feet. Our company hopes to complete both wells before June 30, 2007. If the completion reports indicate satisfactory results, we intend to develop the prospect by drilling one well per 160 acres. However, until we determine that development is warranted, we will not know the extent of development costs to bring the acreage to production. If development is warranted, we intend to drill between the pre-existing wells from the 1950's and 1960's followed by step-out drilling to discover possible extensions and parallel deposits to any out-cropping deposit zones. Apart from our current drilling program, and until we are able to review the results from our drilling program, we have no current plans to conduct any additional exploration on the property. We estimate that our exploration costs during the next twelve month period will be approximately $3,000,000.

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

Liquidity and Capital Resources

     As of February 28, 2007, we had cash of $896,610 and $599,774 in current liabilities. The current liabilities consisted of accounts payable and accrued liabilities, advances and amounts due to related parties. To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows during the next twelve month period.

     We incurred a net loss of $1,676,466 for the three months ended February 28, 2007 and we had working capital of $335,901 as at February 28, 2007. Subsequent to the quarter ended February 28, 2007, we closed a $250,000 private placement with one investor whereby we issued 500,000 common shares at $0.50 per share. The common shares were issued pursuant to an exemption from the registration requirements of the Securities Act to an accredited investor as that term is defined in Regulation D of the Securities Act. As we anticipate that our estimated operating expenses for the next twelve months will be $3,215,000, we do not have sufficient working capital to enable us to complete our drilling program of exploration wells or to finance our normal operations for the next twelve month period. As a result, we will be required to raise additional funds through the issuance of equity securities or through debt financing in order to carry-out our plan of operations for the next twelve month period. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates.

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

Capital Expenditures

     As of April 16, 2007, our company did not have any material commitments for capital expenditures and management does not anticipate that our company will spend additional material amounts on capital expenditures during the next twelve month period.

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

Oil and Gas Properties

     Our company utilizes the full-cost method of accounting for petroleum and natural gas properties. Under this method, our company capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country by country basis. As of February 28, 2007, we had no properties with proven reserves. When our company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. Until such determination is made our company assesses annually whether impairment has occurred, and includes in the amortization base drilling exploratory dry holes associated with unproved properties.

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

     For unproven properties, our company excludes from capitalized costs subject to depletion, all costs directly associated with the acquisition and evaluation of the unproved property until it is determined whether or not proved reserves can be assigned to the property. Until such a determination is made, our company assesses the property at least annually to ascertain whether impairment has occurred. In assessing impairment our company considers factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. Our company adds the amount of impairment assessed to the cost to be amortized subject to the ceiling test. As of February 28, 2007, all of our company’s oil and gas properties were unproved and were excluded from amortization.

RECENT ACCOUNTING PRONOUNCEMENTS

     In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on our company's financial statements.

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

     Such estimates, projections or other forward-looking statements involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other forward-looking statements. Prospective investors should carefully consider the risk factors set out below.

RISKS RELATED TO OUR BUSINESS

We have had negative cash flows from operations and if we are not able to continue to obtain further financing, our business operations may fail.

     To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred a net loss of $1,676,466 for the three month period ended February 28, 2007, and accumulative losses of $1,757,215 since inception to February 28, 2007. As of February 28, 2007, we had working capital of $335,901. We do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

  the costs to acquire further acreage are more than we currently anticipate;

  drilling and completion costs for wells increase beyond our expectations; or

  we encounter greater costs associated with our projected operating expenses.

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

     We are authorized to issue 843,750,000 shares of common stock. Our board of directors has the authority to issue additional shares up to the authorized capital of our company. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will also cause a reduction in the proportionate ownership and voting power of all other stockholders. Further, any such issuance may result in a change of control of our company.

We have a history of losses and fluctuating operating results which raise substantial doubt about our ability to continue as a going concern.

     Since inception through February 28, 2007, we have incurred aggregate losses of $1,757,215. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the general economic cycle, the market price of oil and gas and exploration and development costs. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations. Until such time as we generate revenues, we expect an increase in development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flow until our properties enter commercial production.

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

     Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of our development. We are engaged in the business of exploring and, if warranted, developing commercial reserves of oil and gas. Our properties are in the exploration stage only and are without known reserves of oil and gas. Accordingly, we have not generated any revenues from our oil and gas business nor have we realized a profit from our operations to date and there is little likelihood that we will generate any revenues or realize any profits in the short term. Any profitability in the future from our business will be dependent upon locating and developing economic reserves of oil and gas, which itself is subject to numerous risk factors as set forth herein.

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

     Oil and gas operations are subject to federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and gas operations are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted, and no assurance can be given that such permits will be received. Environmental standards imposed by federal, provincial, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which we may elect not to insure against due to prohibitive premium costs and other reasons. To date, we have not been required to spend any material amount on compliance with environmental regulations. However, we may be required to do so in the future and this may affect our ability to expand or maintain our operations.

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

     As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being February 28, 2007. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President. Based upon that evaluation, our company's President concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

     On March 30, 2007, we entered into a private placement subscription agreement with one investor whereby we issued 500,000 common shares at $0.50 per share for total subscription proceeds of $250,000. We issued the common shares to an accredited investor (as that term is defined in Regulation D under the Securities Act of 1933) relying on Rule 506 of Regulation D and/or section 4(2) of the Securities Act of 1933.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None.

Item 6.	Exhibits.

Exhibit	Description
Number

3.1	Articles of Incorporation (incorporated by reference from our SB-2 filed on October 13, 2005)

3.2	Bylaws (incorporated by reference from our SB-2 filed on October 13, 2005)

3.3	Certificate of Correction (incorporated by reference from our SB-2 filed on October 13, 2005)

3.4	Articles of Merger filed with the Secretary of Sate of Nevada on November 7, 2006 and which is effective November 13, 2006 (incorporated by reference from our Current Report on Form 8-K filed on November 13, 2006)

3.5	Certificate of Change filed with the Secretary of State of Nevada on November 7, 2006 and which is effective November 13, 2006 (incorporated by reference from our Current Report on Form 8-K filed on November 13, 2006)

10.1	Form of Subscription Agreement between Surge Enterprises, Inc. and 32 persons (incorporated by reference from our SB-2 filed on October 13, 2005)

10.2	Subscription Agreement, dated April 22, 2005, between Surge Enterprises, Inc. and Frank Hollmann (incorporated by reference from our SB-2 filed on October 13, 2005)

10.3	Subscription Agreement, dated April 12, 2005, between Surge Enterprises, Inc. and Troy Mutter (incorporated by reference from our SB-2 filed on October 13, 2005)

10.4	Subscription Agreement, dated February 7, 2005, between Surge Enterprises, Inc. and Troy Mutter (incorporated by reference from our SB-2 filed on October 13, 2005)

10.5	Software Development Agreement, dated August 30, 2005, between Surge Marketing Corp. and Infectious Communications (incorporated by reference from our SB-2 filed on October 13, 2005)

10.6	Custom Software Buyer Agreement between Surge Marketing Corp. and Exhedra Solutions, Inc. with respect to software development services purchased through www.RentACoder.com (incorporated by reference from our SB-2 filed on October 13, 2005)

10.7	Development Agreement entered into on July 28, 2005, as updated October 5, 2005, between Surge Marketing Corp. and Element 5 respecting www.share-it.com services (incorporated by reference from our SB-2 filed on October 13, 2005)

10.8	Affiliate Program/Premium Affiliate Management General Terms and Conditions entered into on July 27, 2005 between Surge Marketing Corp. and Element 5 regarding referral services through www.share-it.com.

10.9	Development Agreement entered into on July 28, 2005 between Surge Marketing Corp. and Element 5 respecting www.share-it.com services (incorporated by reference from our SB-2 filed on October 13, 2005)

10.10	Promissory Note entered into on January 13, 2006 by Surge Enterprises, Inc. in favour of Troy Mutter (incorporated by reference from our SB-2 filed on October 13, 2005)

10.11	Subscription Agreement dated November 1, 2006 with Sovereign Services Limited (incorporated by reference from our Current Report on Form 8-K filed on November 9, 2006)

10.12	Convertible Debenture dated November 1, 2006 with Sovereign Services Limited (incorporated by reference from our Current Report on Form 8-K filed on November 9, 2006)

10.13	Assignment of Oil, Gas and Mineral Leases dated November 3, 2006 by Meagher Oil & Gas Properties, Inc. (incorporated by reference from our Current Report on Form 8-K filed on November 9, 2006)

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
Dated: April 17, 2007