Form 10KSB
period 2007-05-31
Southern Star Energy Inc.
filed 2007-08-28
CIK 1341315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2007

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number 000-30299

SOUTHERN STAR ENERGY INC.
(Name of small business issuer in its charter)

Nevada	20-2514234
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

307 - 1178 Hamilton Street, Vancouver, British
Columbia, Canada	V6B 2S2
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number 604.307.4274

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Nil	Nil

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [   ]

Note: Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange act from their obligations under those Sections.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X ]

State issuer's revenues for its most recent fiscal year. $Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

23,306,258 common shares @ $0.75 (1) = $17,479,693
(1) Average of bid and ask closing prices on August 20, 2007.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [   ] No [   ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

30,806,258 common shares issued and outstanding as of August 20, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes [   ]; No [X].

PART I

Item 1.	Description of Business.

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our company's or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this annual report, and unless otherwise indicated, the terms "we", "us" and "our" refer to Southern Star Energy Inc. and our wholly-owned subsidiary, Southern Star Operating Inc.

Business Development During Last Three Years

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

Corporate History

We were incorporated in the State of Nevada on February 7, 2005 under the name "Surge Enterprises, Inc." and commenced operations on April 13, 2005 commensurate with the incorporation of our wholly-owned subsidiary, Surge Marketing Corp. Surge Marketing was incorporated in British Columbia, Canada, on April 13, 2005, at which time it commenced development of a software product called LinkSurge. The software was a web traffic enhancement application that, once installed on a website, assisted websites to boost their rankings in website search engines. The first edition of this software was developed from April, 2005 through July, 2005 and was made available for downloading from our website on July 27, 2005. Marketing of the software commenced at that time. The second version of our software was completed on January 4, 2006 and updated on May 1, 2006.

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

On April 2, 2007, we effected a forward stock split of our authorized, issued and outstanding common stock with the Secretary of State of Nevada, whereby each one (1) share of our common stock prior to the stock split was equal to one and one-half (1.5) shares of common stock after the effective date of the stock split. As a result, our authorized capital increased from 562,500,000 shares of common stock with a par value of $0.001 to 843,750,000 shares of common stock with a par value of $0.001. The forward stock split became effective with NASD's Over-the-Counter Bulletin Board at the opening of the market on April 4, 2007 under the new stock symbol "SSEY". Our new CUSIP number is 843833 20 3.

On April 5, 2007, we disposed of our interest in our former wholly-owned subsidiary Surge Marketing Corp. in accordance with the terms of a Restructuring Agreement dated November 6, 2006, as amended. As of that date, we ceased all operations associated with our former software business

Our Current Business

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

On January 22, 2007, we entered into an oil and gas services agreement with Sunland Production Company pursuant to which we appointed Sunland Production as operator of our property interests in the D Duck Prospect. In consideration for such services, we have agreed to pay Sunland Production certain fees as set out in the agreement, including a drilling fee of $6,500 per month, a supervision fee of $650 per month and $850 per day for any engineering services incurred. The agreement is to continue for a one year term and is automatically renewable for additional one year terms on the anniversary date of the agreement. Either party may terminate the agreement with sixty days written notice to the other party.

In November 2006, we spudded our first well (the Atkins Lincoln 18-1) and drilled it to a depth of approximately 9,950 feet. In February 2007, we spudded our second well (the Atkins Etal 8-1) and drilled it to a depth of approximately 9,950 feet. We set production casing in both wells and anticipate completing them before the end of December 31, 2007. In June 2007, we spudded our third well (the Rendall 7) and drilled it to approximately 5,000 feet. We have also laid 15,000 feet of pipeline to service both the Atkins Lincoln 18-1 well and the Atkins Etal 8-1 well.

Competition

The oil and gas industry is intensely competitive. We compete with numerous individuals and companies, including many major oil and gas companies, which have substantially greater technical, financial and operational resources and staff. Accordingly, there is a high degree of competition for desirable oil and gas leases, suitable properties for drilling operations and necessary drilling equipment, as well as for access to funds. There are other competitors that have operations in the Louisiana area and the presence of these competitors could adversely affect our ability to acquire additional leases.

Government Regulations

The exploration and development of oil and gas properties is subject to various United States federal, state and local governmental regulations. Our company may, from time to time, be required to obtain licenses and permits from various governmental authorities in regards to the exploration of our property interests.

If our company proceeds with the development of our properties, we anticipate that we will be subject to increased governmental regulation. Matters subject to regulation include discharge permits for drilling operations, drilling and abandonment bonds, reports concerning operations, the spacing of wells, and pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas. The production, handling, storage, transportation and disposal of oil and gas, by-products thereof, and other substances and materials produced or used in connection with oil and gas operations are also subject to regulation under federal, state, provincial and local laws and regulations relating primarily to the protection of human health and the environment. As our company has not proceeded to the development of our properties, we have not incurred any expenditures related to complying with such laws, or for remediation of existing environmental contamination. The requirements imposed by such laws and regulations are frequently changed and subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations.

Research and Development

Our business plan is focused on a strategy for acquiring prospective oil and gas properties. To date, execution of our business plan has largely focused on acquiring prospective oil and gas leases in Louisiana, and to undertaking exploration of these leases.

Employees

Currently we have no employees other than our sole officer, Eric Boehnke. We anticipate that we will be conducting most of our business through agreements with consultants and third parties. Our sole officer does not have an employment agreement with us.

RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other forward-looking statements. Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

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

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred a net loss of $1,849,714 for the year ended May 31, 2007, and accumulative losses of $1,906,920 since inception to May 31, 2007. As of May 31, 2007, we had working capital of $271,281. We do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

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

Since inception through May 31, 2007, we have incurred aggregate losses of $1,906,920. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the general economic cycle, the market price of oil and gas and exploration and development costs. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations. Until such time as we generate revenues, we expect an increase in development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flow until our properties enter commercial production.

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

Any change to government regulation/administrative practices may have a negative impact on our ability to operate.

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

If we are unable to hire and retain key personnel, we may not be able to implement our plan of operation and our business may fail.

Our success will be largely dependent on our ability to hire and retain highly qualified personnel. This is particularly true in the highly technical businesses of oil and gas exploration. These individuals may be in high demand and we may not be able to attract the staff we need. In addition, we may not be able to afford the high salaries and fees demanded by qualified personnel, or we may fail to retain such employees after they are hired. At present, we have not hired any key personnel. Our failure to hire key personnel when needed will have a significant negative effect on our business.

Our sole executive officer has other business interests, and as a result, he may not be willing or able to devote a sufficient amount of time to our business operations, thereby limiting the success of our company.

Eric Boehnke presently spends approximately 50% of his business time on business management services for our company and retains the necessary consultants to assist in the development of our properties on an as needed basis. Due to the time commitments from Mr. Boehnke's other business interests, however, Mr. Boehnke may not be able to provide sufficient time to the management of our business in the future and our business may be periodically interrupted or delayed as a result of Mr. Boehnke's other business interests. To mitigate any such interruption, we are currently seeking to add additional management and intend to continue to retain the necessary consultants in future exploration activities.

RISKS ASSOCIATED WITH OUR COMMON STOCK

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

Item 2.	Description of Property.

Our corporate headquarters are located at Suite 307 - 1178 Hamilton Street, Vancouver, British Columbia, V6B 2S2, Canada. Our current premises are adequate for our existing operations. At the present time, we do not have any real estate holdings and there are no plans to acquire any real property interests.

D Duck Prospect

We have acquired leasehold rights from land owners in an area which comprises approximately 5,300 acres in the prospect area within Bossier Parish and Caddo Parish Louisiana, commonly referred to as the D Duck Prospect. Southern Star Operating currently holds a 40% working interest in the prospect area and is the operator of the prospect.

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

Our property interests in the D Duck Prospect are presently considered underdeveloped acreage. We have successfully drilled two evaluation wells, consisting of the Atkins-Lincoln 18-1 well and the R.C. Atkins 8-1 well, both to a depth of approximately 9,950 feet. We have drilled a third evaluation well to a depth of approximately 5,000 feet. Our company hopes to complete all three wells before December 31, 2007. If the completion reports indicate satisfactory results, we intend to develop the prospect by drilling one well per 160 acres. However, until we determine that development is warranted, we will not know the extent of development costs to bring the acreage to production. If development is warranted, we intend to drill between the pre-existing wells from the 1950's and 1960's followed by step-out drilling to discover possible extensions and parallel deposits to any out-cropping deposit zones. Apart from our current drilling program, and until we are able to review the results from our drilling program, we have no current plans to conduct any additional exploration on the property. We estimate that our exploration costs during the next twelve month period will be approximately $2,715,000.

We have 5,734.59 gross acres and 5,469.17 net acres on our prospect. We have a minimum term of 20 months remaining under our leases. We currently have three producing wells on the property. We have about 5,309.17 net acres of undeveloped acreage.

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

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended May 31, 2007.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

On April 4, 2007 our symbol changed to "SSEY" from "SSEG". The following quotations obtained from Yahoo.com reflect the highs and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission an may not represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board(1)
Quarter Ended	High	Low
May 31, 2007	$1.40	$0.65
February 28, 2007	$1.30	$0.68
November 30, 2006	$0.68	$0.49

National Association of Securities Dealers OTC Bulletin Board(1)
Quarter Ended	High	Low
August 31, 2006	Not Available	Not Available
May 31, 2006	Not Available	Not Available
February 28, 2006	Not Available	Not Available
November 30, 2005	Not Available	Not Available
August 31, 2005	Not Available	Not Available

(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Our common shares are issued in registered form. Pacific Stock Transfer Company, 500 E. Warm Springs Road, Suite 240, Las Vegas, Nevada 89119 (Telephone: 702.361.3033; Facsimile: 702.433.1979) is the registrar and transfer agent for our common shares. On August 20, 2007, the shareholders' list of our common shares showed 5 registered shareholders and 30,806,258 shares outstanding.

Dividend Policy

We have not paid any cash dividends on our common stock and we have no intention of paying any dividends on our shares of common stock in the near future. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Recent Sales of Unregistered Securities

On November 1, 2006, we issued a 10% $600,000 convertible debenture to Sovereign Services Limited. The note, due November 1, 2008, may be converted into shares of common stock in the capital of our company at a conversion price of $0.33 per share, following adjustments to the conversion price as a result of the 7.5 for 1 stock split effective November 13, 2006 and the 1.5 for 1 stock split effective April 4, 2007. The issuance of the convertible note and the securities issuable upon conversion of the convertible note were made pursuant to an exemption from registration under the United States Securities Act of 1933, as amended, in reliance on Regulation S and/or Section 4(2) of the Securities Act of 1933 by issuing the securities to a non-U.S. person (as that term is defined in Regulation S under the Securities Act of 1933).

On December 1, 2006, we issued a 10% $800,000 convertible debenture to Sovereign Services Limited. The note, due December 1, 2008, may be converted into shares of common stock in the capital of our company at a conversion price of $0.33 per share, following the adjustment to the conversion price as a result of the 1.5 for 1 stock split effective April 4, 2007. The issuance of the convertible note and the securities issuable upon conversion of the convertible note were made pursuant to an exemption from registration under the United States Securities Act of 1933, as amended, in reliance on Regulation S and/or Section 4(2) of the Securities Act of 1933 by issuing the securities to a non-U.S. person (as that term is defined in Regulation S under the Securities Act of 1933).

On March 30, 2007, we closed a $250,000 private placement with one investor whereby we issued 500,000 common shares at $0.50 per share. The common shares were issued pursuant to an exemption from the registration requirements of the Securities Act to an accredited investor as that term is defined in Regulation D of the Securities Act.

Securities Authorized for Issuance Under Equity Compensation Plans

As at May 31, 2007, we did not have any compensation plans in place.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the quarter ended May 31, 2007.

Item 6.	Management's Discussion and Analysis or Plan of Operation.

Overview

The following discussion should be read in conjunction with our consolidated audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 6 of this annual report.

Plan of Operation

We are an exploration stage oil and gas company.

We estimate our general operating expenses for the next twelve month period to be as follows:

Estimated Operating Expenses For the Next Twelve Month Period
Operating Expenses
Exploration Costs	$2,500,000
Consultant Compensation	$100,000
Professional Fees	$100,000
General and Administrative Expenses	$15,000
Total	$2,715,000

Exploration Costs

Our property interests in the D Duck Prospect are presently considered underdeveloped acreage. We have successfully drilled three evaluation wells, consisting of the Atkins-Lincoln 18-1 well, the R.C. Atkins 8-1 well and the Rendall 7 well, the first two wells to a depth of approximately 9,950 feet and the third well to a depth of 5,000 feet. Our company hopes to complete all three wells before December 31, 2007. If the completion reports indicate satisfactory results, we intend to develop the prospect by drilling one well per 160 acres. However, until we determine that development is warranted, we will not know the extent of development costs to bring the acreage to production. If development is warranted, we intend to drill between the pre-existing wells from the 1950's and 1960's followed by step-out drilling to discover possible extensions and parallel deposits to any out-cropping deposit zones. Apart from our current drilling program, and until we are able to review the results from our drilling program, we have no current plans to conduct any additional exploration on the property. We estimate that our exploration costs during the next twelve month period will be approximately 2,500,000.

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

Liquidity and Capital Resources

As of May 31, 2007, we had cash of $737,588 and $729,625 in current liabilities. The current liabilities consisted of accounts payable and accrued liabilities, advances and amounts due to related parties. To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows during the next twelve month period.

We incurred a net loss of $1,849,714 for the year ended May 31, 2007 and we had working capital of $271,281 as at May 31, 2007. As we anticipate that our estimated operating expenses for the next twelve months will be $2,715,000, we do not have sufficient working capital to enable us to complete our drilling program of exploration wells or to finance our normal operations for the next twelve month period. As a result, we will be required to raise additional funds through the issuance of equity securities or through debt financing in order to carry-out our plan of operations for the next twelve month period. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates.

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

Capital Expenditures

As of August 20, 2007, our company did not have any material commitments for capital expenditures and management does not anticipate that our company will spend additional material amounts on capital expenditures during the next twelve month period.

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

Going Concern

The audited financial statements included with this annual report have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. Accordingly, the audited financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern. In order to continue as a going concern, we require additional financing. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to continue as a going concern, we would likely be unable to realize the carrying value of our assets reflected in the balances set out in our financial statements.

Oil and Gas Properties

Our company utilizes the full-cost method of accounting for petroleum and natural gas properties. Under this method, our company capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country by country basis. As of May 31, 2007, we had no properties with proven reserves. When our company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. Until such determination is made our company assesses annually whether impairment has occurred, and includes in the amortization base drilling exploratory dry holes associated with unproved properties.

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

For unproven properties, our company excludes from capitalized costs subject to depletion, all costs directly associated with the acquisition and evaluation of the unproved property until it is determined whether or not proved reserves can be assigned to the property. Until such a determination is made, our company assesses the property at least annually to ascertain whether impairment has occurred. In assessing impairment our company considers factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. Our company adds the amount of impairment assessed to the cost to be amortized subject to the ceiling test. As of May 31, 2007, all of our company's oil and gas properties were unproved and were excluded from amortization.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements". The adoption of this statement is not expected to have a material effect on our company's financial statements.

Item 7.	Financial Statements.

Our consolidated audited financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

The following consolidated audited financial statements are filed as part of this annual report:

Independent Auditor's Report, dated August 7, 2007 of Dale Matheson Carr-Hilton LaBonte

Independent Auditor's Report, dated July 26, 2006 of Staley, Okada & Partners

Audited Consolidated Balance Sheets as at May 31, 2007 and May 31, 2006

Audited Consolidated Statements of Operations for the years ended May 31, 2007 and 2006

Audited Consolidated Statements of Cash Flows for the years ended May 31, 2007 and 2006

Audited Consolidated Statement of Stockholders’ Equity (Deficit) for the period ended May 31, 2007

Notes to the Consolidated Financial Statements

Southern Star Energy Inc.
(formerly Surge Enterprises, Inc.)
(An Exploration Stage Company)
May 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Southern Star Energy Inc. (formerly Surge Enterprises, Inc.) (an exploration stage Company)

We have audited the accompanying consolidated balance sheet of Southern Star Energy Inc. (formerly Surge Enterprises, Inc.) (an exploration stage Company) as of May 31, 2007 and the consolidated statement of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The Company’s financial statements as at May 31, 2006 were audited by other auditors whose report dated July 26, 2006, included an explanatory paragraph regarding the Company’s ability to continue as a going concern. The financial statements for the period from February 7, 2005 (date of inception) to May 31, 2006 reflect a total net loss of $57,206 of the related cumulative totals. The other auditors’ reports have been furnished to us, and our opinion, insofar as it relates to amounts included for such prior periods, is based solely on the reports of such other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Southern Star Energy Inc. (formerly Surge Enterprises, Inc.) at May 31, 2007 and the results of its operations and its cash flows for the year then ended in accordance with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated revenues since inception, has incurred losses in developing its business, and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“DMCL”

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS

Vancouver, Canada
August 7, 2007

Suite 400 - 889 West Pender Street Vancouver, BC Canada V6C 3B2 Tel 604 694-6070 Fax 604 585-8377 info@staleyokada.com ww.staleyokada.com

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

Southern Star Energy Inc.
(formerly Surge Enterprises, Inc.)
(An Exploration Stage Company)
Consolidated Balance Sheets

	May 31,	May 31,
	2007	2006
	$	$
ASSETS

Current Assets

Cash	737,588	25,507
Accounts Receivable (Note 4)	23,900	7,896
Prepaids	239,418	-
Total Current Assets	1,000,906	33,403

Equipment (Note 3)	-	6,331
Surety Bond (Note 4)	10,000	-
Oil and Gas Properties, unproven (Note 4)	2,796,962	-
Total Assets	3,807,868	39,734

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts Payable and Accrued Liabilities	646,803	31,507
Customer Deposit	-	9,729
Advances (Note 4)	82,540	-
Due to Related Party (Note 6)	282	21,917

Total Current Liabilities	729,625	63,153
Convertible Debentures, less unamortized discount of $561,462 (Note 5)	838,538	-
Total Liabilities	1,568,163	63,153

Contingency (Note 1)

Stockholders’ Equity (Deficit)

Common Stock (Note 7)
Authorized: 843,750,000 shares, par value $0.001
Issued: 30,806,250 shares (May 31, 2006 - 84,993,750 shares)	30,806	84,994

Additional Paid-In Capital (Discount)	2,265,819	(47,369)

Convertible Units (Note 7)	1,850,000	-

Accumulated Other Comprehensive Loss	-	(3,838)

Deficit Accumulated During the Development Stage	(21,286)	(57,206)

Deficit Accumulated During the Exploration Stage	(1,885,634)	-
Total Stockholders’ Equity (Deficit)	2,239,705	(23,419)
Total Liabilities and Stockholders’ Equity (Deficit)	3,807,868	39,734

Subsequent Events (Note 12)

The accompanying notes are an integral part of these consolidated financial statements.

Southern Star Energy Inc.
(formerly Surge Enterprises, Inc.)
(An Exploration Stage Company)
Consolidated Statements of Operations

	Accumulated
	From February 7,
	2005 (Date of	Year	Year
	Inception) to	Ended	Ended
	May 31,	May 31,	May 31,
	2007	2007	2006
	$	$	$

Operating Expenses
General and administrative	323,647	323,647	-
Travel	39,449	39,449	-
Total Operating Expenses	363,096	363,096	-
Other Expenses
Accretion of discount on convertible debenture (Note 5)	(78,538)	(78,538)	-
Financing costs (Note 7 (a))	(1,369,000)	(1,369,000)	-
Interest on convertible debenture (Note 5)	(75,000)	(75,000)	-
Total Other Expenses	(1,522,538)	(1,522,538)	-
Net Loss Before Discontinued Operations	(1,885,634)	(1,885,634)	-

Discontinued operations (Note 10)	(21,286)	35,920	(45,129)
Net Loss	(1,906,920)	(1,849,714)	(45,129)

Net Loss Per Share

Continuing Operations - Basic and Diluted		(0.02)	-
Discontinued Operations - Basic and Diluted		-	(0.00)
		(0.02)	(0.00)

Weighted Average Number of Shares Outstanding		76,690,325	84,993,750

The accompanying notes are an integral part of these consolidated financial statements.

Southern Star Energy Inc.
(formerly Surge Enterprises, Inc.)
(An Exploration Stage Company)
Consolidated Statements of Cash Flows

	Accumulated
	From February 7,
	2005 (Date of	Year	Year
	Inception) to	Ended	Ended
	May 31,	May 31,	May 31,
	2007	2007	2006
	$	$	$
Operating Activities
Net loss	(1,906,920)	(1,849,714)	(45,129)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of convertible debt discount	78,538	78,538	-
Amortization	885	-	885
Fair value of warrants issued as financing fee	1,369,000	1,369,000	-
Interest accrued on convertible debt	75,000	75,000	-
Changes in operating assets and liabilities
Accounts receivable	(13,760)	(5,864)	(7,632)
Prepaids	(4,548)	(36,055)	-
Accounts payable and accrued liabilities	184,381	174,652	23,335
Customer deposit	-	(3,209)	9,729
Deferred revenue	18,708	-	-
Due to a related party	(26,328)	(26,328)	17,805
Net Cash Used in Continuing Operations	(225,044)	(223,981)	(1,007)
Discontinued operations	(38,215)	(38,215)	-

Net Cash Used in Operating Activities	(263,259)	(262,196)	(1,007)
Investing Activities
Acquisition of equipment	(7,216)	-	(7,216)
Surety bond	(10,000)	(10,000)	-
Oil and gas property expenditures	(2,604,664)	(2,604,664)	-
Advances	82,540	82,540	-
Net Cash Used in Investing Activities	(2,539,340)	(2,532,124)	(7,216)
Financing Activities
Proceeds from issuance of common stock	287,625	250,000	-
Proceeds from common stock subscribed	1,850,000	1,850,000	-
Advances from related party	6,400	6,400	-
Proceeds from issuance of convertible debentures	1,400,000	1,400,000	-
Net Cash Provided by Financing Activities	3,544,025	3,506,400	-
Effect of exchange rate on cash	(3,838)	-	(3,873)
Change in Cash	737,588	712,081	(12,096)

Cash - Beginning	-	25,507	37,603
Cash - Ending	737,588	737,588	25,507
Supplemental Disclosures:
Oil and gas property expenditures recorded in prepaids	205,998	205,998	-
Oil and gas property expenditures recorded in accounts payable
and accrued liabilities	422,742	422,742	-
Cash paid for:
Interest	-	-	-
Income taxes	-	-	-

The accompanying notes are an integral part of these consolidated financial statements.

Southern Star Energy Inc.
(formerly Surge Enterprises, Inc.)
(An Exploration Stage Company)
Consolidated Statement of Stockholders’ Equity (Deficit)
Period from February 7, 2005 (Date of Inception) to May 31, 2007

						Deficit
			Additional			Accumulated	Total
			Paid-in		Other	During the	Stockholders’
	Common Shares		Capital	Convertible	Comprehensive	Exploration	Equity
	Number	Amount	(Discount)	Units	Income (Loss)	Stage	(Deficit)
		$	$	$	$	$	$
Balance - February 7, 2005 (date of inception) - Stock issued for cash	562,500	563	(463)	-	-	-	100
Foreign currency translation
adjustment	-	-	-	-	35	-	35
Stock issued for cash	84,431,250	84,431	(46,906)	-	-	-	37,525
Net loss for the period	-	-	-	-	-	(12,077)	(12,077)
				-
Balance - May 31, 2005	84,993,750	84,994	(47,369)	-	35	(12,077)	25,583

Foreign currency translation
adjustment	-	-	-	-	(3,873)	-	(3,873)
Net loss for the year	-	-	-	-	-	(45,129)	(45,129)

Balance - May 31, 2006	84,993,750	84,994	(47,369)	-	(3,838)	(57,206)	(23,419)

Stock issued for cash	750,000	750	249,250	-	-	-	250,000
Intrinsic value of beneficial
conversion feature (Note 5)	-	-	640,000	-	-	-	640,000
Fair value of warrants issued for
financing fees (Note 7 (a))	-	-	1,369,000	1,850,000	-	-	3,219,000
Stock returned and cancelled
(Note 8) - April 5, 2007	(54,937,500)	(54,938)	54,938	-	-	-	-
Foreign currency translation
adjustment	-	-	-	-	3,838	-	3,838
Net loss for the year	-	-	-	-	-	(1,849,715)	(1,849,715)

Balance - May 31, 2007	30,806,250	30,806	2,265,819	1,850,000	-	(1,906,921)	2,239,704

On November 13, 2006, the Company effected a 7.5:1 forward stock split of the authorized, issued and outstanding common stock. On March 22, 2007, the Company effected a 1.5:1 forward stock split of the authorized, issued and outstanding common stock. All share amounts have been retroactively adjusted for all periods presented.

The accompanying notes are an integral part of these consolidated financial statements.

Southern Star Energy Inc.
(formerly Surge Enterprises, Inc.)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements

1.	Nature of Operations and Continuance of Business

Southern Star Energy Inc. (formerly Surge Enterprises, Inc., herein the “Company”) was incorporated in the State of Nevada on February 7, 2005 under the name Surge Enterprises, Inc. Pursuant to a Restructuring Agreement (Note 8) dated November 6, 2006, the Company disposed of its interest in the Company’s wholly- owned subsidiary, Surge Marketing Corp. (“Surge Marketing”). On November 13, 2006 the Company changed its name to Southern Star Energy Inc.

The Company previously focused its business efforts on software sales and website development. On November 2, 2006, the Company commenced the business of the acquisition, exploration and development of oil and gas resources with the acquisition of a 20% interest in certain oil and gas leases located in Louisiana.

The Company has been in the exploration stage since completion of its restructuring in November, 2006 and has not yet realized any revenues from its planned operations. Previously, it was in the development stage, pursuant to Statements of Financial Accounting Standards (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”, and had not generated or sustained significant revenues. These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the exploration stage are dependent upon its successful efforts to raise additional equity financing to continue operations and generate sustainable significant revenue. There is no guarantee that the Company will be able to raise adequate equity financings or generate profitable operations. As at May 31, 2007, the Company has incurred losses of $1,906,921 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Management of the Company has undertaken steps as part of a plan with the goal of sustaining Company operations for the next twelve months and beyond. These steps include: (a) continuing efforts to raise additional capital and/or other forms of financing; and (b) controlling overhead and expenses. There can be no assurance that any of these efforts will be successful.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States (“US GAAP”), and are expressed in U.S. dollars. These consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, Southern Star Operating, Inc. (“Southern Star Operating”), incorporated in the State of Louisiana, USA and the total operating expenses includes all of the activity incurred by Surge Marketing up to November 2, 2006 (Note 10). All intercompany balances and transactions have been eliminated. The Company’s fiscal year-end is May 31.

Southern Star Energy Inc.
(formerly Surge Enterprises, Inc.)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements

2.	Summary of Significant Accounting Policies (continued)

	b)	Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to accounts receivable and deferred income tax asset valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

	c)	Foreign Currency Transactions

The Company accounts for foreign currency transactions in accordance with Financial Accounting Standards Board (“FASB”) No. 52, “Foreign Currency Translation”. Previously, the Company’s functional currency was the Canadian dollar. Effective upon completion of the Restructuring Agreement, the Company changed its functional currency to the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

	d)	Oil and Gas Properties

The Company utilizes the full-cost method of accounting for petroleum and natural gas properties. Under this method, the Company capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country by country basis. As of May 31, 2007, the Company had no properties with proven reserves. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. Until such determination is made the Company assesses annually whether impairment has occurred, and includes in the amortization base drilling exploratory dry holes associated with unproved properties.

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

For unproven properties, the Company excludes from capitalized costs subject to depletion, all costs directly associated with the acquisition and evaluation of the unproved property until it is determined whether or not proved reserves can be assigned to the property. Until such a determination is made, the Company assesses the property at least annually to ascertain whether impairment has occurred. In assessing impairment the Company considers factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. The Company adds the amount of impairment assessed to the cost to be amortized subject to the ceiling test. As of May 31, 2007, all of the Company’s oil and gas properties were unproved and were excluded from amortization

	e)	Asset Retirement Obligations

The Company recognizes a liability for future retirement obligations associated with the Company’s oil and gas properties in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 143 “Accounting for Asset Retirement Obligations”. The estimated fair value of the asset retirement obligation is based on the current cost escalated at an inflation rate and discounted at a credit adjusted risk-free rate. This liability is capitalized as part of the cost of the related asset and amortized over its useful life. The liability accretes until the Company settles the obligation. As at May 31, 2007 the Company has not recognized any asset retirement obligations.

	f)	Equipment

Equipment consists of computer equipment and furniture, and is recorded at cost, less accumulated depreciation. Computer equipment and furniture are being depreciated using the 30% and 20% declining balance method respectively, with one-half of these rates used in the year of acquisition.

	g)	Long Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

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

The fair values of financial instruments, which include cash, accounts receivable, surety bond, accounts payable and accrued liabilities, advances, convertible debentures and due to related party approximate their carrying values due to the relatively short maturity of these instruments.

Southern Star Energy Inc.
(formerly Surge Enterprises, Inc.)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements

2.	Summary of Significant Accounting Policies (continued)

	j)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2007, the Company has no items that represent comprehensive loss. As at May 31, 2006, the Company’s only component of comprehensive income (loss) was foreign currency translation adjustments.

	k)	Stock-Based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123R “Share Based Payments”, using the fair value method. The Company has not issued any stock options since its inception. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

	l)	Discontinued Operations

Certain amounts have been reclassified to present the Company’s disposal of its interest in its wholly- owned subsidiary, Surge Marketing, as discontinued operations. Unless otherwise indicated, information presented in the notes to the financial statements relates only to the Company’s continuing operations. Information relating to discontinued operations is included in Note 10 and in some instances, where appropriate, is included as a separate disclosure within the individual footnote.

	m)	Basic and Diluted Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if- converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

	n)	Recent Accounting Pronouncement

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

Southern Star Energy Inc.
(formerly Surge Enterprises, Inc.)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements

3.	Equipment

		Accumulated	Net Book
	Cost	Depreciation	Value
	$	$	$
2007
Computer equipment	-	-	-
Furniture	-	-	-
	-	-	-

2006
Computer equipment	6,806	851	5,955
Furniture	410	34	376
	7,216	885	6,331

Pursuant to the Restructuring Agreement (Note 8), the Company disposed of the assets held by Surge Marketing, which included the above equipment.

4.	Oil and Gas Property

Pursuant to the terms of the Restructuring Agreement (Note 8), Big Sky Management (“Big Sky”), a company owned by the President of the Company, agreed to assign all rights, title and interest to the Company of a 20% working interest in certain oil and gas leases located in Louisiana, known as the D Duck Prospect (the “D Duck Prospect”). Pursuant to a prospect acquisition agreement with Dynamic Resources Corporation (“Dynamic”), dated October 10, 2006, Big Sky was obligated to pay Dynamic $97,634. Big Sky also was obligated to pay 100% of Dynamic’s remaining share, being 20%, of the drilling and completion costs on the initial two wells drilled on the property up to a maximum of $400,000 per well. As at November 6, 2006, the date of the Restructuring Agreement, Big Sky had not made any payments for the D Duck Prospect. The Company paid $97,634 to Dynamic for its 20% interest and $144,116 was paid to Dynamic by Ramshorn Investments, Inc. (“Ramshorn”) for its 40% interest. The Company’s working interest is subject to a 20% royalty interest. As a result, the Company is entitled to receive 80% of its interest in of any production from the prospect, less all exploration and development costs, and the holder of the royalty interest is entitled to the remaining 20% of any production. The holder of the royalty interest is not responsible for any exploration or development costs.

On November 2, 2006, the Company acquired another 20% working interest in the property for $290,062, resulting in a combined interest of 40%, and became the Operator of the D Duck Prospect. An additional 40% working interest is held by Ramshorn who has agreed to pay 40% of the Company’s drilling costs on the D Duck Prospect.

On February 12, 2007, the Company entered into the subscription agreement described in Note 7(a). Pursuant to the agreement, the subscriber is to receive 1% of the net proceeds from production attributable to the Company’s interest in certain wells located on the D Duck Prospect.

Pursuant to a Farmout Agreement entered into on September 1, 2006 with the owner of the D Duck Prospect, to retain its interest in one section of the D Duck Prospect, the Company, Dynamic and Ramshorn (the “Farmees”) are obligated to drill a test well on the D Duck Prospect on or before March 1, 2007. During the year ended May 31, 2007, the Company paid a further $45,000 to extend the deadline to June 30, 2007, of which $27,000 has been billed to the farmees for their share of this cost.

During the year ended May 31, 2007 the Company incurred additional acquisition costs relating to lease rentals and extensions totaling $63,467.

Southern Star Energy Inc.
(formerly Surge Enterprises, Inc.)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements

4.	Oil and Gas Property (continued)

The Company’s portion of drilling costs incurred during the year ended May 31, 2007, was $2,300,799. During the year ended May 31, 2007 the Company provided a $10,000 certificate of deposit towards a $25,000 surety bond which was requested by the Bureau of Land Management of the state of Louisiana, before drilling can commence. The surety bond was allocated between the Company, Dynamic and Ramshorn based on their working interest on the D Duck Prospect, being 40%, 40% and 20% respectively.

At May 31, 2007, Ramshorn and Dynamic owe the Company $23,900 for their portion of costs, and Dynamic has prepaid $82,540 towards future costs.

All of the Company’s oil and gas properties are located in the United States and are unproven. The total costs incurred and excluded from depletion and amortization are as follows:

	May 31,	May 31,
	2007	2006
	$	$
Acquisition costs	496,163	-
Exploration costs	2,300,799	-
Total	2,796,962	-

5.	Convertible Debentures

a)

On November 1, 2006, the Company issued a 10% convertible debenture with a principal amount of $600,000 which is due and payable on November 1, 2008. The principal and accrued interest on the debenture may be converted into shares of the Company’s common stock at $0.33 per share, at the option of the holder. An equity portion representing the beneficial conversion feature has not been recorded, as there was no intrinsic value at the date of commitment. At May 31, 2007, interest expense of $35,000 has been included in accrued liabilities.

b)

On December 1, 2006, the Company issued a 10% convertible debenture with a principal amount of $800,000 which is due and payable on December 1, 2008. The principal and accrued interest on the debenture may be converted into shares of the Company’s common stock at $0.33 per share, at the option of the holder.

In accordance with Emerging Issues Task Force (“EITF”) 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the value of the embedded beneficial conversion feature of $640,000 as additional paid-in capital and an equivalent discount which will be expensed over the term of the convertible debenture. The Company will record interest expense over the term of the convertible debenture of $640,000 resulting from the difference between the stated value and carrying value at the date of issuance. At May 31, 2007, accrued interest of $40,000 has been included in accrued liabilities, and interest expense of $78,538 has been accreted increasing the carrying value of the convertible debentures to $238,538.

Southern Star Energy Inc.
(formerly Surge Enterprises, Inc.)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements

6.	Related Party Transactions

	a)	On November 6, 2006, the Company agreed to sell its wholly-owned subsidiary, Surge Marketing, to two former officers of the Company.

	b)	On November 6, 2006, Big Sky, a company owned by the President of the Company, assigned all rights, title and interest to the Company of a 20% working interest in the D Duck Prospect (Note 4).

c)

At May 31, 2007, the Company owes $282 (May 31, 2006 - $Nil) to the President and $Nil (May 31, 2006 - $21,917) to the former President for expenses incurred on behalf of the Company. This amount is unsecured, is non-interest bearing and is due on demand.

d)

During the year ended May 31, 2006, the Company purchased $7,216 in computer equipment and office furniture from the former President of the Company. The computer equipment and office furniture were valued at the estimated fair market value at the date of purchase. The original cost to the former president of the Company was approximately $8,900.

7.	Common Stock

a)

On February 12, 2007, the Company entered into a subscription agreement for the issuance of 37 units at $50,000 per unit for proceeds of $1,850,000. Each unit entitles the subscriber to receive 1% of the net proceeds from production attributable to the Company’s interest in certain wells located on the D Duck Prospect (Note 4). Each unit is convertible into shares of the Company’s common stock at a rate of 1.5 shares for every $0.50 of investment. During the year ended May 31, 2007, pursuant to EITF 98-5 “Accounting for Convertible Securities and Beneficial Conversion features or Contingently Adjustable Conversion Ratios” and EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments” the Company recorded the $1,369,000 intrinsic value of the beneficial conversion feature upon issuance. (Note 12).

b)

On November 13, 2006, the Company completed a 7.5:1 forward stock split on the basis of 7.5 new shares of common stock in exchange for every one old share of common stock outstanding. On March 22, 2007, the Company effected a 1.5:1 forward stock split of the authorized, issued and outstanding common stock. All per share amounts have been retroactively restated to reflect the forward stock split.

	c)	On February 13, 2007, the Company received a stock subscription for 750,000 shares of common stock at $0.33 per share for proceeds of $250,000. The shares were issued on March 30, 2007.

	d)	On April 5, 2007, 54,937,500 shares of common stock were returned to treasury and cancelled as a part of the Restructuring Agreement (Note 8).

8.	Restructuring Agreement

On November 6, 2006, the Company entered into a restructuring agreement (the “Restructuring Agreement”) with Southern Star Operating, Big Sky, Eric Boehnke (“Boehnke”), Troy Mutter (“Mutter”) and Frank Hollmann (“Hollmann”). Boehnke is the President of the Company, and Mutter and Hollmann, former officers. Pursuant to the terms of the Restructuring Agreement, Big Sky, a private British Columbia company wholly- owned by Boehnke, agreed to assign all right, title and interest to the Company of a 20% working interest in the D Duck Prospect (Note 4). In conjunction with the Restructuring Agreement, the Company transfered its wholly-owned subsidiary, Surge Marketing, to Mutter and Hollmann in consideration for the transfer of 9,000,000 split-adjusted shares of common stock of the Company to Boehnke, and the return and cancellation of an aggregate of 54,937,500 split-adjusted shares of common stock of the Company held by Mutter and Hollman. On April 5, 2007, the shares were returned to treasury and cancelled.

Southern Star Energy Inc.
(formerly Surge Enterprises, Inc.)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements

9.	Commitments

a)

On February 27, 2007 the Company entered into a services agreement with a consultant who will provide consulting services in consideration for $140 per hour of services and 375,000 shares of the Company’s common stock. The Company is to issue 187,500 shares upon the generation of revenues from the D Duck Prospect in excess of all costs reasonably incurred in relation to the drilling of the well. The Company is also obligated to issue 187,500 shares to be held in escrow for a period of one year upon the D Duck Prospect generating more than 15 bullion cubic feet equivalent of natural gas or having reserves greater than $75,000,000 calculated on a 10% discounted cash flow. As at May 31, 2007, no shares have been issued under this services agreement.

b)

On May 3, 2007, the Company entered into a marketing agreement with RedChip Companies Inc. (“RedChip”) for an initial term of 12 months in consideration of $7,500 per month, and commencing August 1, 2007, an equivalent value of $5,000 per month payable in shares of the Company’s common stock, the value of which will be determined based upon the closing price of the shares as reported by StockWatch Inc. on the first business day of each quarterly period. The shares will be issued by the Company to RedChip on a quarterly basis no later than ten days after the first day of each subsequent quarter. A late fee of 5% of the monthly fee will be billed if the payment is received more than 15 days after the due date.

10.	Discontinued Operations

On April 5, 2007 the Company sold all of its interests in its wholly owned subsidiary, Surge Marketing and effective November 2, 2006, discontinued all operations related to the former business of software sales and website development.

The results of discontinued operations are summarized as follows:

			Accumulated
			From February
	Year	Year	7, 2005 (Date of
	Ended	Ended	Inception) to
	May 31,	May 31,	May 31,
	2007	2006	2007
	$	$	$

Revenue
Consulting	35,172	54,471	90,460
Software	-	18,697	18,697
	35,172	73,168	109,157
Expenses	40,255	118,297	171,445
Net Operating Loss	(5,083)	(45,129)	(62,288)
Gain on disposal	41,002	-	41,002
Gain (Loss) From
Discontinued Operations	35,920	(45,129)	(21,286)

The net operating gain (loss) represents all of the activity incurred by Surge Marketing up to November 2, 2006.

Southern Star Energy Inc.
(formerly Surge Enterprises, Inc.)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements

10.	Discontinued Operations (continued)

The Company realized a gain on the disposal of Surge Marketing, equal to the carrying value of the assets and liabilities disposed of as of November 2, 2006:

Assets	$61,689
Liabilities	(118,539)
Amounts Surge Enterprises, Inc, owed to Surge Marketing	51,426
Amounts owed to related parties	(40,050)
Investment in Surge Marketing	(100)
Comprehensive loss	4,572

$41,002

The results of operations and cash flows of Surge Marketing for the period from June 1, 2006 to November 2, 2006 have been reported on a discontinued operations basis.

11.	Income Taxes

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	May 31,	May 31,
	2007	2006
	$	$
Net loss before income taxes per financial statements	1,849,715	45,129
Income tax rate	35%	35%
Income tax recovery	(647,400)	(15,795)
Permanent differences	479,000	-
Temporary differences	-	-
Valuation allowance change	168,400	15,795
Provision for income taxes	-	-

Southern Star Energy Inc.
(formerly Surge Enterprises, Inc.)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements

11.	Income Taxes (continued)

The significant components of deferred income tax assets and liabilities at May 31, 2007 are as follows:

	May 31,	May 31,
	2007	2006
	$	$
Net operating loss carryforward	159,422	20,022
Valuation allowance	(159,422)	(20,022)
Net deferred income tax asset	-	-

The Company has recognized a valuation allowance for the deferred income tax asset since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The valuation allowance is reviewed annually. When circumstances change and which cause a change in management's judgment about the realizability of deferred income tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

The Company has a net operating loss carryforward of approximately $456,000 available to offset taxable income in future years which expires in fiscal 2027.

12.	Subsequent events

a)

On June 18, 2007, the Company entered into a services agreement with a financial advisor who will provide services related to assisting the Company in future financing activities in consideration of a 8% cash fee and a warrant to purchase the higher of 8% of the dollar amount or the number of equity securities issued in the financing or 8% of the face value of any debt securities sold in the financing on at least the following minimum terms and conditions: (i) purchase price of $0.01, (ii) exercise price set at the closing price of the Company’s common stock on the closing date of the financing; (iii) warrant term of 3 years; and (iv) The Company has the right on 15 days written notice to require the Warrant holder to exercise the Warrant so long as the closing price of the common shares of the Company equals or exceeds $1.75 per common share for at least 20 consecutive trading days prior to the date of the call notice. The Company paid an initial cash deposit of $25,000 to be set against expenses of the advisor.

b)

On July 11, 2007, the Company entered into a subscription agreement for the issuance of 11.6 units at $50,000 per unit for proceeds of $580,000. Each unit entitles the subscriber to receive 1.98% of the net proceeds from production attributable to the Company’s interest in certain wells located on the D Duck Prospect (Note 4). Each unit is convertible into shares of the Company’s common stock at a rate of 1 share for every $0.50 of investment.

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 8A.	Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our President (who is also our Secretary and Treasurer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of May 31, 2007, the end of the year covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president (who is also our Secretary and Treasurer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President (who is also our Secretary and Treasurer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended May 31, 2007 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors, executive officers and significant employees, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Eric Boehnke	President, Secretary, Treasurer and Director	42	October 30, 2006

Business Experience

The following is a brief account of the education and business experience during at least the past five years of our sole director and executive officer, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Eric Boehnke - President and Director

From January 1997 until present, Mr. Boehnke has acted as president and a director of Big Sky Management Ltd., a private company principally involved with providing corporate finance and administrative management services to private and public companies. From May 2004 until present, Mr. Boehnke has acted as a director and officer of Van

Arbor Asset Management Ltd., a British Columbia based independent asset management company dedicated to creating wealth using a disciplined, proprietary investment strategy with an emphasis on preserving capital while generating long-term returns. Mr. Boehnke has been involved with Van Arbor Asset Management since inception, playing an integral role in the development of the proprietary technology and the implementation of the company's business plan. Mr. Boehnke has been an officer and director of various public companies, the most recent being Cano Petroleum Inc. (AMEX:CFW). Mr. Boehnke served as a board member of this company from May 2003 to June 2004. Cano Petroleum is an oil and gas company that is focused on secondary and enhanced oil recovery techniques to extract additional oil from mature onshore United States properties. Mr. Boehnke graduated from the University of Toronto in 1984 with a Bachelor of Science degree.

Family Relationships

There are no family relationships among our board of directors or officers.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.          any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.          any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended May 31, 2007, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with, except that Eric Boehnke, a director and officer of our company, did not timely file a Form 4. Mr. Boehnke corrected this omission by filing a Form 4 on July 9, 2007.

Code of Ethics

Effective September 1, 2006, our company's board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company's president and secretary (being our principal executive officer, principal financial officer and principal accounting officer), as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

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

Our Code of Business Conduct and Ethics requires, among other things, that all of our company's senior officers commit to timely, accurate and consistent disclosure of information; that they maintain confidential information; and that they act with honesty and integrity.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly senior officers, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal and state securities laws. Any senior officer who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to our company. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics was filed with the Securities and Exchange Commission on September 13, 2006 as Exhibit 14.1 to our annual report. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Southern Star Energy Inc., Suite 307 - 1178 Hamilton Street, Vancouver, British Columbia, Canada V6B 2S2.

Nomination Process

As of August 20, 2007, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company's requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the President of our company at the address on the cover of this annual report.

Audit Committee and Audit Committee Financial Expert

We do not have a standing audit committee at the present time. Our board of directors has determined that we do not have a board member that qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B, nor do we have a board member that qualifies as "independent" as the term is defined by Nasdaq Marketplace Rule 4200(a)(15).

We believe that the sole member of our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors, solely consisting of Eric Boehnke. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any revenues from operations to date.

Item 10.	Executive Compensation.

Summary Compensation Table

The particulars of compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended May 31, 2007; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, of our years ended May 31, 2007 and 2006, are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Eric Boehnke(1) President, Secretary, Treasurer and Director(1)	2007 2006	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Troy Mutter Former President, Secretary, Treasurer and Director(2)	2006 2005	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$20,433 (3) Nil	$20,433 (3) Nil

(1) Mr. Boehnke became our President, Secretary, Treasurer and a director of our company on October 30, 2006.
(2) Mr. Mutter resigned as our President, Secretary and Treasurer on October 30, 2006 and as a director of our company on April 5, 2007.
(3) During the year ended May 31, 2007, we paid Troy Mutter, our former President, Secretary and Treasurer, $Nil (2006 - $20,433) for
management services and office premises. Mr. Mutter resigned as executive officer on October 30, 2006.

Employment Agreements with our Named Executive Officers

Our company has not entered into an employment agreement with Eric Boehnke, our sole named executive officer. During the fiscal years ended May 31, 2006 and 2007, and as of August 20, 2007, there were no compensatory plans or arrangements with any named executive officers of our company for payments to be made to such persons following the retirement, resignation or termination of any named executive officer's employment or from a change in control of our company or a change in such officer's responsibilities following a change of control.

Our company does not maintain any long-term compensation plans, and did not maintain such plans at any time during our two most recently completed fiscal years ended May 31, 2007. As such, there were no long-term compensation plan awards or payouts to any of the named executive officers of our company during our two most recently completed fiscal years ended May 31, 2006 and 2007.

Our compensation program for our named executive officers is administered and reviewed by our board of directors. Historically, executive compensation consists of a combination of base salary and bonuses. Individual compensation levels are designed to reflect individual responsibilities, performance and experience, as well as the performance of our company. The determination of discretionary bonuses is based on various factors, including implementation of our business plan, acquisition of assets, development of corporate opportunities and completion of financing.

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

Stock Option Grants to our Named Executive Officers

Our company does not have a stock option plan and our company did not grant any stock options to any named executive officers during the year ended May 31, 2007.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards granted to any named executive officer as of May 31, 2007.

Aggregate Option Exercises in 2007 by Executive Officers

There were no options outstanding, and hence no options exercised, by any named executive officers during the year ended May 31, 2007.

Director Compensation

We may reimburse our directors for expenses incurred in connection with attending board meetings. We did not, however, pay any director's fees or other cash compensation for services rendered as a director for the fiscal period ended May 31, 2007.

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

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of August 20, 2007, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Eric Boehnke 2756 Lawson Avenue West Vancouver, BC V7V 2G4	7,500,000	24.3%
Directors and Executive Officers as a Group (1 person)	7,500,000	24.3%

(1) Based on 30,806,258 shares of common stock issued and outstanding as of August 20, 2007. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Equity Plan Compensation Information

Our company does not currently have an equity compensation plan.

Item 12.	Certain Relationships and Related Transactions and Director Independence.

Except as set out below, no director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, since the beginning of our company’s fiscal year ended May 31, 2007, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

On November 6, 2006, we agreed to sell our wholly-owned subsidiary, Surge Marketing Corp., to two former officers of our company.

On November 6, 2006, Big Sky Management Ltd., a company owned by the President of our company, assigned all rights, title and interest to our company of a 20% working interest in the D Duck Prospect. Please see Note 4 to our audited consolidated financial statements included in this annual report for more information related to the assignment.

At May 31, 2007, we owed $282 (May 31, 2006 - $Nil) to the President and $Nil (May 31, 2006 - $21,917) to the former President for expenses incurred on behalf of our company. This amount is unsecured, is non-interest bearing and is due on demand.

During the year ended May 31, 2006, we purchased $7,216 in computer equipment and office furniture from the former President of our company. The computer equipment and office furniture were valued at the estimated fair market value at the date of purchase. The original cost to the former President of our company was approximately $8,900.

CORPORATE GOVERNANCE

We currently act with one director, solely consisting of Eric Boehnke. We have determined that Eric Boehnke is not an independent director as defined by Nasdaq Marketplace Rule 4200(a)(15) due to the fact that Mr. Boehnke is our sole executive officer.

We do not have a standing audit, compensation or nominating committee but our entire board of directors acts as such committees. If any shareholders seeks to nominate a director or bring any other business at any meeting of our shareholders, the shareholder must comply with the procedures contained in our bylaws and the shareholder must notify us in writing and such notice must be delivered to or received by the President in accordance with Rule 14a-8 of the Exchange Act. A shareholder may write to the President of our company at our principal executive office, as set out on page one of this annual report, to deliver the notices discussed above and for a copy of the relevant bylaw provisions regarding the requirements for making stockholder proposals and nominating director candidates. We do not believe that it is necessary to have a standing audit or compensation committee because we believe that the functions of such committees can be adequately performed by our board of directors.

Transactions with Independent Directors

As stated above, our company does not currently have any director who is "independent" as that term is defined in Nasdaq Marketplace Rule 4200(a)(15). As a result, we did not consider any transaction, relationship or arrangement during the year ended May 31, 2007 to determine whether the director maintained his independence in accordance with Nasdaq Marketplace Rule 4200(a)(15).

Item 13.	Exhibits.

Exhibits required by Item 601 of Regulation S-B

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporation (incorporated by reference from our SB-2 filed on October 13, 2005)

3.2	Bylaws (incorporated by reference from our SB-2 filed on October 13, 2005)

3.3	Certificate of Correction (incorporated by reference from our SB-2 filed on October 13, 2005)

3.4
Articles of Merger filed with the Secretary of Sate of Nevada on November 7, 2006 and which is effective November 13, 2006 (incorporated by reference from our Current Report on Form 8-K filed on November 13, 2006)

3.5
Certificate of Change filed with the Secretary of State of Nevada on November 7, 2006 and which is effective November 13, 2006 (incorporated by reference from our Current Report on Form 8-K filed on November 13, 2006)

3.6
Certificate of Change filed with the Secretary of State of Nevada on April 2 2007 and which is effective April 2, 2007 (incorporated by reference from our Current Report on Form 8-K filed on April 4, 2007)

(10)	Material Contracts

10.1	Subscription Agreement dated November 1, 2006 with Sovereign Services Limited (incorporated by reference from our Current Report on Form 8-K filed on November 9, 2006)

10.2	Convertible Debenture dated November 1, 2006 with Sovereign Services Limited (incorporated by reference from our Current Report on Form 8-K filed on November 9, 2006)

10.3	Assignment of Oil, Gas and Mineral Leases dated November 3, 2006 by Meagher Oil & Gas Properties, Inc. (incorporated by reference from our Current Report on Form 8-K filed on November 9, 2006)

10.4
Purchase and Sale Agreement dated November 2, 2006 with Dynamic Resources Corporation, Tyner Texas Operating Company, Tyner Texas Resources LP and Ramshorn Investments, Inc. (incorporated by reference from our Current Report on Form 8-K filed on January 3, 2007)

10.5

Restructuring Agreement dated November 6, 2006 with Southern Star Operating, Inc., Big Sky Management, Ltd., Eric Boehnke, Troy Mutter and Frank Hollmann (incorporated by reference from our Current Report on Form 8-K filed on November 9, 2006)

10.6

Amendment Agreement dated December 22, 2006 with Southern Star Operating, Inc., Big Sky Management, Ltd., Eric Boehnke, Troy Mutter and Frank Hollmann (incorporated by reference from our Current Report on Form 8-K filed on January 3, 2007)

10.7	Oil and Gas Services Agreement dated January 22, 2007 with Sunland Production Company (incorporated by reference from our Current Report on Form 8-K filed on February 23, 2007)

(14)	Code of Ethics

14.1	Code of Ethics (incorporated by reference from our annual report on Form 10-KSB filed on September 13, 2006)

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

Item 14.	Principal Accountant Fees and Services.

Audit Fees

For the fiscal year ended May 31, 2007, the aggregate fees billed by Dale Matheson Carr-Hilton LaBonte LLP, Chartered Accountants, for professional services rendered for the audit of our annual consolidated financial statements included in our annual report on Form 10-KSB were $15,000.

For the fiscal year ended May 31, 2006, the aggregate fees billed by Staley Okada & Partners, Chartered Accountants, for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended May 31, 2006 were $24,508.

Audit Related Fees

For the fiscal year ended May 31, 2007, the aggregate fees billed for assurance and related services by Dale Matheson Carr-Hilton LaBonte LLP, Chartered Accountants, relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $13,500.

For the fiscal year ended May 31, 2006, the aggregate fees billed for assurance and related services by Staley Okada & Partners, Chartered Accountants, relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $Nil.

Tax Fees

For the fiscal year ended May 31, 2007, the aggregate fees billed by Dale Matheson Carr-Hilton LaBonte LLP, Chartered Accountants, for other non-audit professional services, other than those services listed above, totalled $Nil.

For the fiscal year ended May 31, 2006, the aggregate fees billed by Staley Okada & Partners, Chartered Accountants, for other non-audit professional services, other than those services listed above, totalled $809.

All Other Fees

We did not incur any additional fees billed by Dale Matheson Carr-Hilton LaBonte LLP, Chartered Accountants, other than the fees listed above during the fiscal year ended May 31, 2007 and we did not incur any additional fees billed by Staley Okada & Partners, Chartered Accountants, other than the fees listed above during our prior fiscal year ended May 31, 2006.

Approval of Audit Fees

Our board of directors, which performs the functions of an audit committee, pre-approves all services provided by our independent auditors. All of the services provided by the auditors has been pre-approved since incorporation.

Our board of directors has considered the nature and amount of fees billed by Dale Matheson Carr-Hilton LaBonte LLP, Chartered Accountants, for the fiscal year ended May 31, 2007, and believes that the provision of services for activities unrelated to the audit is compatible with maintaining the independence of Dale Matheson Carr-Hilton LaBonte LLP, Chartered Accountants.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN STAR ENERGY INC.

/s/ Eric Boehnke

By: Eric Boehnke, President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Dated: August 28, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Eric Boehnke

By: Eric Boehnke, President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Dated: August 28, 2007