Form 10QSB
period 2007-08-31
Southern Star Energy Inc.
filed 2007-10-15
CIK 1341315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________to __________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 30,806,251 common shares issued and outstanding as of October 4, 2007

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the quarter ended August 31, 2007 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

Southern Star Energy Inc.
(formerly Surge Enterprises, Inc.)
(An Exploration Stage Company)
(Unaudited)

August 31, 2007

Index

Consolidated Balance Sheets	F–1
Interim Consolidated Statements of Operations	F–2
Interim Consolidated Statements of Cash Flows	F–3
Notes to the Consolidated Financial Statements	F–4

Southern Star Energy Inc.
(formerly Surge Enterprises, Inc.)
(An Exploration Stage Company)
Consolidated Balance Sheets
(Unaudited)

	(Unaudited)
ASSETS
Current Assets
Cash	871,252	737,588
Accounts Receivable (Note 2)	–	23,900
Deferred Cost (Note 6(c))	25,000	–
Prepaids	391,063	239,418
Total Current Assets	1,287,315	1,000,906
Surety Bond (Note 2)	10,000	10,000
Oil and Gas Properties, unproven (Note 4)	3,426,331	2,796,962
Total Assets	4,723,646	3,807,868

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable and Accrued Liabilities	484,118	646,803
Advances (Note 4)	740,820	82,540
Due to Related Party (Note 4)	7,040	282
Total Current Liabilities	1,231,978	729,625
Convertible Debentures, less unamortized discount of $507,868 (Note 5)	892,132	838,538
Total Liabilities	2,124,110	1,568,163
Contingency and Commitments (Notes 1 and 6)
Stockholders’ Equity
Common Stock
Authorized: 843,750,000 shares, par value $0.001
Issued: 30,806,250 shares (May 31, 2007 – 30,806,250 shares)	30,806	30,806
Additional Paid-In Capital	2,671,819	2,265,819
Convertible Units (Note 5)	2,430,000	1,850,000
Deficit Accumulated During the Development Stage	(21,286)	(21,286)
Deficit Accumulated During the Exploration Stage	(2,511,803)	(1,885,634)
Total Stockholders’ Equity	2,599,536	2,239,705
Total Liabilities and Stockholders’ Equity	4,723,646	3,807,868

Subsequent Event (Note 7)

The accompanying notes are an integral part of these consolidated financial statements.

Southern Star Energy Inc.
(formerly Surge Enterprises, Inc.)
(An Exploration Stage Company)
Interim Consolidated Statements of Operations
(Unaudited)

	Accumulated from	For the Three Month	For the Three Month
	February 7, 2005	Period	Period
	(date of inception)	Ended	Ended
	to August 31,	August 31,	August 31,
	2007	2007	2006
	$	$	$

Operating Expenses
General and administrative	435,799	112,152	–
Travel	58,872	19,423	–
Total Operating Expenses	494,671	131,575	–
Other Expenses
Accretion of discount on convertible debenture (Note 3)	(132,132)	(53,594)	–
Financing costs (Note 5)	(1,775,000)	(406,000)	–
Interest on convertible debenture (Note 3)	(110,000)	(35,000)	–
Total Other Expenses	(2,017,132)	(494,594)	–
Net Loss Before Discontinued Operations	(2,511,803)	(626,169)	–
Discontinued operations	(21,286)	–	(12,104)
Net Loss	(2,533,089)	(626,169)	(12,104)

Net Loss Per Share
Continuing Operations – Basic and Diluted		(0.02)	–
Discontinued Operations – Basic and Diluted		–	(0.00)
		(0.02)	(0.00)

Weighted Average Number of Shares Outstanding		30,806,250	84,937,500

The accompanying notes are an integral part of these consolidated financial statements.

Southern Star Energy Inc.
(formerly Surge Enterprises, Inc.)
(An Exploration Stage Company)
Interim Consolidated Statements of Cash Flows
(Unaudited)

	Accumulated
	From February 7,	For the Three	For the Three
	2005 (Date of	Month Period	Month Period
	Inception) to	Ended	Ended
	August 31,	August 31,	August 31,
	2007	2007	2006
	$	$	$

Operating Activities

Net loss	(2,533,089)	(626,169)	(12,104)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	885	–	530
Accretion of convertible debentures discount	132,132	53,594	–
Intrinsic value of convertible units	1,775,000	406,000	–
Interest accrued on convertible debentures	110,000	35,000	–

Changes in operating assets and liabilities
Customer deposits	–	–	(3,040)
Accounts receivable	(13,760)	–	(6,191)
Prepaids	19,528	24,076	–
Accounts payable and accrued liabilities	(223,577)	(407,958)	26,024
Deferred revenue	18,708	–	–
Due to a related party	(19,570)	6,758	(65)

Net Cash Provided by (Used in) Continuing Operations	(733,743)	(508,699)	–
Discontinued operations	(38,215)	–	5,154

Net Cash Provided by (Used in) Operating Activities	(771,958)	(508,699)	5,154

Investing Activities
Acquisition of equipment	(7,216)	–	–
Surety bond	(10,000)	–	–
Advances from joint interest owners	740,820	658,280	–
Oil and gas property expenditures	(3,175,581)	(570,917)	–

Net Cash Used in Investing Activities	(2,451,977)	87,363	–

Financing Activities
Deferred cost	(25,000)	(25,000)	–
Proceeds from issuance of common stock	287,625	–	–
Proceeds from convertible units	2,430,000	580,000	–
Advances from related party	6,400	–	–
Proceeds from issuance of convertible debentures	1,400,000	–	–

Net Cash Provided by Financing Activities	4,099,025	555,000	–

Effect of exchange rate on cash	(3,838)	–	89

Change in Cash	871,252	133,664	5,243

Cash – Beginning	–	737,588	25,507

Cash – Ending	871,252	871,252	30,750

Supplemental Disclosures:

Oil and gas property expenditures recorded in prepaids	381,565	381,565	–
Oil and gas property expenditures recorded in accounts payable and
accrued liabilities	210,273	210,273	–

Cash paid for:

Interest	–	–	–
Income taxes	–	–	–

The accompanying notes are an integral part of these consolidated financial statements.

1.	Nature of Operations and Continuance of Business

The Company was incorporated in the State of Nevada on February 7, 2005 under the name Surge Enterprises, Inc. Pursuant to a Restructuring Agreement dated November 6, 2006, the Company disposed of its interest in its wholly- owned subsidiary, Surge Marketing Corp. (“Surge Marketing”). On November 13, 2006 the Company changed its name to Southern Star Energy Inc.

The Company previously focused its business efforts on software sales and website development. On November 2, 2006, the Company commenced the business of the acquisition, exploration and development of oil and gas resources with the acquisition of a 20% interest in certain oil and gas leases located in Louisiana.

The Company has been in the exploration stage since completion of its restructuring in November, 2006 and has not yet realized any revenues from its planned operations. Previously, it was in the development stage, pursuant to Statements of Financial Accounting Standards (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”, and had not generated or sustained significant revenues. These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the exploration stage are dependent upon its successful efforts to raise additional equity financing to continue operations and generate sustainable significant revenue. There is no guarantee that the Company will be able to raise adequate equity financings or generate profitable operations. As at August 31, 2007, the Company has incurred losses of $2,533,089 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Unaudited Interim Financial Statements

The unaudited interim consolidated financial statements have been prepared by Southern Star Energy Inc. (the “Company”) in accordance with generally accepted accounting principles in the United States for interim financial information and conforms with instructions to Form 10-QSB of Regulation S-B and reflects all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending May 31, 2008. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted. These unaudited interim consolidated financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended May 31, 2007, included in the Company’s Annual Report on Form 10-KSB. The accounting principles applied in the preparation of these interim consolidated financial statements are consistent with those applied for the year ended May 31, 2007.

2.	Oil and Gas Property

On November 6, 2006, the Company entered into a restructuring agreement (the “Restructuring Agreement”) between the Company, Big Sky Management (“Big Sky”), Eric Boehnke (the President of the Company) and two former officers of the Company. Pursuant to the terms of the Restructuring Agreement, Big Sky, a company owned by the President of the Company, agreed to assign all rights, title and interest to the Company of a 20% working interest in certain oil and gas leases located in Louisiana, known as the D Duck Prospect (the “D Duck Prospect”). Pursuant to a prospect acquisition agreement with Dynamic Resources Corporation (“Dynamic”), dated October 10, 2006, Big Sky was obligated to pay Dynamic $97,634. Big Sky also was obligated to pay 100% of Dynamic’s remaining share, being 20%, of the drilling and completion costs on the initial two wells drilled on the property up to a maximum of $400,000 per well. As at November 6, 2006, the date of the Restructuring Agreement, Big Sky had not made any payments for the D Duck Prospect. The Company paid $97,634 to Dynamic for its 20% interest and $144,116 was paid to Dynamic by Ramshorn Investments, Inc. (“Ramshorn”) for its 40% interest. The Company’s working interest is subject to a 20% royalty interest. As a result, the Company is entitled to receive 80% of its interest in of any production from the prospect, less all exploration and development costs, and the holder of the royalty interest is entitled to the remaining 20% of any production. The holder of the royalty interest is not responsible for any exploration or development costs.

On November 2, 2006, the Company acquired another 20% working interest in the property for $290,062, resulting in a combined interest of 40%, and became the Operator of the D Duck Prospect. An additional 40% working interest is held by Ramshorn who has agreed to pay 40% of the Company’s drilling costs on the D Duck Prospect.

On February 12, 2007, the Company entered into the subscription agreement described in Note 5(b). Pursuant to the agreement, the subscriber is to receive 1% of the net proceeds from production attributable to the Company’s interest in certain wells located on the D Duck Prospect.

On July 11, 2007, the Company entered into the subscription agreement described in Note 5(a). Pursuant to the agreement, the subscriber is to receive 1.98% of the net proceeds from production attributable to the Company’s interest in certain wells located on the D Duck Prospect.

Pursuant to a Farmout Agreement entered into on September 1, 2006 with the owner of the D Duck Prospect, to retain its interest in one section of the D Duck Prospect, the Company, Dynamic and Ramshorn (the “Farmees”) are obligated to drill a test well on the D Duck Prospect on or before March 1, 2007. During the three month period ended August 31, 2007, the Company paid a further $15,000 (May 31, 2007 - $45,000) to extend the deadline to August 31, 2007, of which $9,000 (May 31, 2007 - $27,000) has been billed to the Farmees for their share of this cost. During the three month period ended August 31, 2007, the Company drilled the required test well.

During the period ended August 31, 2007, the Company incurred additional acquisition costs relating to lease rentals and extensions totaling $15,471 (May 31, 2007 - $63,467).

The Company’s portion of drilling costs incurred during the three month period ended August 31, 2007 was $607,898 (May 31, 2007 - $2,327,799). During the year ended May 31, 2007 the Company provided a $10,000 certificate of deposit towards a $25,000 surety bond which was requested by the Bureau of Land Management of the state of Louisiana, before drilling can commence. The surety bond was allocated between the Company, Dynamic and Ramshorn based on their working interest on the D Duck Prospect, being 40%, 40% and 20% respectively.

At August 31, 2007, Ramshorn and Dynamic have prepaid $740,820 towards future costs (May 31, 2007 - Dynamic has prepaid $82,540), recorded as advances on the balance sheet. At August 31, 2007, the Company was owed $Nil (May 31, 2007 - $23,900) from Ramshorn and Dynamic.

All of the Company’s oil and gas properties are located in the United States and are unproven. The total costs incurred and excluded from depletion and amortization are as follows:

	August 31,	May 31,
	2007	2007
	$	$
Acquisition costs	490,634	469,163
Exploration costs	2,935,697	2,327,799
Total	3,426,331	2,796,962

3.	Convertible Debentures

a)

On November 1, 2006, the Company issued a 10% convertible debenture with a principal amount of $600,000 which is due and payable on November 1, 2008. The principal and accrued interest on the debenture may be converted into shares of the Company’s common stock at $0.33 per share, at the option of the holder. An equity portion representing the beneficial conversion feature has not been recorded, as there was no intrinsic value at the date of commitment. At August 31, 2007, interest expense of $50,000 has been included in accrued liabilities.

b)

On December 1, 2006, the Company issued a 10% convertible debenture with a principal amount of $800,000 which is due and payable on December 1, 2008. The principal and accrued interest on the debenture may be converted into shares of the Company’s common stock at $0.33 per share, at the option of the holder.

In accordance with Emerging Issues Task Force (“EITF”) 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the value of the embedded beneficial conversion feature of $640,000 as additional paid-in capital and an equivalent discount which will be expensed over the term of the convertible debenture. The Company will record interest expense over the term of the convertible debenture of $640,000 resulting from the difference between the stated value and carrying value at the date of issuance. During the three month period ended August 31, 2007, the Company accreted interest expense of $53,594. At August 31, 2007, accrued interest of $60,000 has been included in accrued liabilities, and interest expense of $132,132 has been accreted increasing the carrying value of the convertible debentures to $292,132.

4.	Related Party Transactions

At August 31, 2007, the Company owes $7,040 (May 31, 2007 - $Nil) to the President and $Nil (May 31, 2007 - $282) to the former President for expenses incurred on behalf of the Company. These amounts are unsecured, non-interest bearing and are due on demand.

5.	Convertible Units

a)

On July 11, 2007, the Company entered into a subscription agreement for the issuance of 11.6 units at $50,000 per unit for proceeds of $580,000. Each unit entitles the subscriber to receive 1.98% of the net proceeds from production attributable to the Company’s interest in certain wells located on the D Duck Prospect (Note 2). Each unit is convertible into shares of the Company’s common stock at a rate of 1 share for every $0.50 of investment. During the three month period ended August 31, 2007, pursuant to EITF 98-5 “Accounting for Convertible Securities and Beneficial Conversion features or Contingently Adjustable Conversion Ratios” and EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments” the Company recorded the $406,000 intrinsic value of the beneficial conversion feature upon issuance.

b)

On February 12, 2007, the Company entered into a subscription agreement for the issuance of 37 units at $50,000 per unit for proceeds of $1,850,000. Each unit entitles the subscriber to receive 1% of the net proceeds from production attributable to the Company’s interest in certain wells located on the D Duck Prospect (Note 2). Each unit is convertible into shares of the Company’s common stock at a rate of 1.5 shares for every $0.50 of investment. During the year ended May 31, 2007, pursuant to EITF 98-5 “Accounting for Convertible Securities and Beneficial Conversion features or Contingently Adjustable Conversion Ratios” and EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments” the Company recorded the $1,369,000 intrinsic value of the beneficial conversion feature upon issuance.

6.	Commitments

a)

On February 27, 2007 the Company entered into a services agreement with a consultant who will provide consulting services in consideration for $140 per hour of services and 375,000 shares of the Company’s common stock. The Company is to issue 187,500 shares upon the generation of revenues from the D Duck Prospect in excess of all costs reasonably incurred in relation to the drilling of the well. The Company is also obligated to issue 187,500 shares to be held in escrow for a period of one year upon the D Duck Prospect generating more than 15 bullion cubic feet equivalent of natural gas or having reserves greater than $75,000,000 calculated on a 10% discounted cash flow. As at August 31, 2007, no shares have been issued under this services agreement.

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

c)

On June 18, 2007, the Company entered into a services agreement with a financial advisor who will provide services related to assisting the Company in future financing activities in consideration of a 8% cash fee and a warrant to purchase the higher of 8% of the dollar amount or the number of equity securities issued in the financing or 8% of the face value of any debt securities sold in the financing on at least the following minimum terms and conditions: (i) purchase price of $0.01, (ii) exercise price set at the closing price of the Company’s common stock on the closing date of the financing; (iii) warrant term of 3 years; and (iv) The Company has the right on 15 days written notice to require the Warrant holder to exercise the Warrant so long as the closing price of the common shares of the Company equals or exceeds $1.75 per common share for at least 20 consecutive trading days prior to the date of the call notice. The Company paid an initial cash deposit of $25,000, which has been recorded as a deferral cost. Upon successful completion of the future financing, this cost will be recorded as a reduction of additional paid-in capital. If the future financing is not successfully completed, this cost will be charged to the consolidated statement of operations.

7.	Subsequent Event

On September 18, 2007, the Company issued a 10% convertible debenture with a principal amount of $1,300,000 which is due and payable on September 18, 2009. The principal and accrued interest on the debenture may be converted into shares of the Company’s common stock at $0.50 per share, at the option of the holder.

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

Summary of Description of Business

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

     In November 2006, we spudded our first well (the Atkins Lincoln 18-1) and drilled it to a depth of approximately 9,950 feet. In February 2007, we spudded our second well (the Atkins Etal 8-1) and drilled it to a depth of approximately 9,950 feet. We set production casing in both wells and anticipate completing them before the end of December 31, 2007. In June 2007, we spudded our third well (the Rendall 7) and drilled it to approximately 5,000 feet. We have also laid 15,000 feet of pipeline to service both the Atkins Lincoln 18-1 well and the Atkins Etal 8-1 well. In September 2007, we drilled our fourth well (the Atkins-Lincoln 18-2) to a depth of approximately 9,950 feet. We intend to have two wells in production before December 31, 2007.

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

     We estimate our general operating expenses for the next twelve month period to be as follows:

Estimated Operating Expenses For the Next Twelve Month Period
Operating Expenses
Exploration Costs	$4,000,000
Employee and Consultant Compensation	$220,000
Professional Fees	$100,000
General and Administrative Expenses	$100,000
Total	$4,420,000

Exploration Costs

     Our property interests in the D Duck Prospect are presently considered underdeveloped acreage. We have successfully drilled four evaluation wells, consisting of the Atkins-Lincoln 18-1 well, the R.C. Atkins 8-1 well, the Atkins-Lincoln 18-2 well and the Rendall 7 well, the first three wells to a depth of approximately 9,950 feet and the fourth well to a depth of 5,000 feet. Our company hopes to complete two of the four wells before December 31, 2007. If the completion reports indicate satisfactory results, we intend to develop the prospect by drilling one well per 160 acres. However, until we determine that development is warranted, we will not know the extent of development costs to bring the acreage to production. If development is warranted, we intend to drill between the pre-existing wells from the 1950's and 1960's followed by step-out drilling to discover possible extensions and parallel deposits to any out-cropping deposit zones. Apart from our current drilling program, and until we are able to review the results from our drilling program, we have no current plans to conduct any additional exploration on the property. We estimate that our exploration costs during the next twelve month period will be approximately $4,000,000.

Employee and Consultant Compensation

     On October 1, 2007, we appointed Bruce Ganer as our Vice President of Exploration and Development. We are currently in negotiations regarding the compensation payable to Mr. Ganer. We anticipate that such consideration will consist of a salary of approximately $120,000 per year plus appropriate stock and option awards. However, we can offer no assurance that both parties will agree to this amount. Given the early stage of our operations, we intend to continue to outsource our professional and personnel requirements by retaining consultants on an as-needed basis. We estimate that our consultant and related professional compensation expenses for the next twelve month period will be approximately $100,000.

Professional Fees

     We expect to incur on-going legal, accounting and audit expenses to comply with our reporting responsibilities as a public company under the United States Securities Exchange Act of 1934, as amended. We estimate such expenses for the next fiscal year to be approximately $100,000.

General and Administrative Expenses

     We anticipate spending $100,000 on general and administrative costs in the next twelve month period. These costs primarily consist of expenses such as office supplies and office equipment.

Liquidity and Capital Resources

     As of August 31, 2007, we had cash of $871,252 and $1,231,978 in current liabilities. The current liabilities consisted of accounts payable and accrued liabilities, advances and amounts due to related parties. We had working capital $55,337 as of August 31, 2007.

     To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows during the next twelve month period.

     We incurred a net loss of $626,169 for the three months ended August 31, 2007. As indicated above, we anticipate that our estimated operating expenses for the next twelve months will be $4,420,000. As we anticipate that our estimated operating expenses for the next twelve months will be $4,420,000, we do not have sufficient working capital to enable us to complete our drilling program of exploration wells or to finance our normal operations for the next twelve month period. As a result, we will be required to raise additional funds through the issuance of equity securities or through debt financing in order to carry-out our plan of operations for the next twelve month period. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates.

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

Capital Expenditures

     As of August 31, 2007, our company did not have any material commitments for capital expenditures and management does not anticipate that our company will spend additional material amounts on capital expenditures during the next twelve month period.

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

Going Concern

     The audited financial statements included with our annual report filed with the Securities and Exchange Commission on August 28, 2007 have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. Accordingly, the audited financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern. In order to continue as a going concern, we require additional financing. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to continue as a going concern, we would likely be unable to realize the carrying value of our assets reflected in the balances set out in our financial statements.

Oil and Gas Properties

     Our company utilizes the full-cost method of accounting for petroleum and natural gas properties. Under this method, our company capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country by country basis. As of August 31, 2007, we had no properties with proven reserves. When our company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. Until such determination is made our company assesses annually whether impairment has occurred, and includes in the amortization base drilling exploratory dry holes associated with unproved properties.

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

     For unproven properties, our company excludes from capitalized costs subject to depletion, all costs directly associated with the acquisition and evaluation of the unproved property until it is determined whether or not proved reserves can be assigned to the property. Until such a determination is made, our company assesses the property at least annually to ascertain whether impairment has occurred. In assessing impairment our company considers factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. Our company adds the amount of impairment assessed to the cost to be amortized subject to the ceiling test. As of August 31, 2007, all of our company’s oil and gas properties were unproved and were excluded from amortization.

RECENT ACCOUNTING PRONOUNCEMENTS

There were no recent accounting pronouncements as at October 4, 2007 which materially affected our company.

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

     To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred a net loss of $626,169 for the three month period ended August 31, 2007, and a net loss of $2,533,089 from inception to August 31, 2007. As of August 31, 2007, we had working capital of $55,337. Subsequent to the quarter ended August 31, 2007, we issued a 10% convertible debenture in the principal amount of $1,300,000 which is due and payable on September 18, 2009. We do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

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

     Since inception through August 31, 2007, we have incurred aggregate losses of $2,533,089. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the general economic cycle, the market price of oil and gas and exploration and development costs. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations. Until such time as we generate revenues, we expect an increase in development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flow until our properties enter commercial production.

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

The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a stockholder's ability to buy and sell our stock.

     In addition to the "penny stock" rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

     As of August 31, 2007, the three month period year covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president (who is also our secretary and treasurer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is also our secretary and treasurer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

     There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended August 31, 2007 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

     None.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 5. Other Information

     On October 1, 2007, we appointed Bruce Ganer to our board of directors and as an executive officer under the title Vice President of Exploration and Development.

Item 6. Exhibits.

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

10.4

Purchase and Sale Agreement dated November 2, 2006 with Dynamic Resources Corporation, Tyner Texas Operating Company, Tyner Texas Resources LP and Ramshorn Investments, Inc. (incorporated by reference from our Current Report on Form 8-K filed on January 3, 2007)

10.5

Restructuring Agreement dated November 6, 2006 with Southern Star Operating, Inc., Big Sky Management, Ltd., Eric Boehnke, Troy Mutter and Frank Hollmann (incorporated by reference from our Current Report on Form 8-K filed on November 9, 2006)

10.6

Amendment Agreement dated December 22, 2006 with Southern Star Operating, Inc., Big Sky Management, Ltd., Eric Boehnke, Troy Mutter and Frank Hollmann (incorporated by reference from our Current Report on Form 8-K filed on January 3, 2007)

10.7

Oil and Gas Services Agreement dated January 22, 2007 with Sunland Production Company (incorporated by reference from our Current Report on Form 8-K filed on February 23, 2007) Amended and Restated Subscription Agreement dated July 10, 2007 between our company and Venture

10.8	Capital Asset Management Ag (incorporated by reference from our Current Report on Form 8-K filed on July 18, 2007)
10.9*	Private Placement Subscription dated September 18, 2007
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference from our annual report on Form 10-KSB filed on September 13, 2006)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 1350 Certifications
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN STAR ENERGY INC.

/s/ Eric Boehnke
By: Eric Boehnke, President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Dated: October 15, 2007