Form 10QSB
period 2007-11-30
SOUTHERN STAR ENERGY INC.
filed 2008-01-14
CIK 1341315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________to __________

Commission file number 000-30299

SOUTHERN STAR ENERGY INC.
(Exact name of small business issuer as specified in its charter)

Nevada	20-2514234
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

155 – 110 Cypress Station Drive, Houston, Texas 77090
(Address of principal executive offices)

832.375.0330
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 36,348,278 common shares issued and outstanding as of January 14, 2008

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the quarter ended November 30, 2007 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

Southern Star Energy Inc.
(formerly Surge Enterprises, Inc.)
(An Exploration Stage Company)
(Unaudited)

November 30, 2007

Index

Consolidated Balance Sheets	F–1
Interim Consolidated Statements of Operations	F–2
Interim Consolidated Statements of Cash Flows	F–3
Notes to the Consolidated Financial Statements	F–4

Southern Star Energy Inc.
(formerly Surge Enterprises, Inc.)
(An Exploration Stage Company)
Consolidated Balance Sheets

	November 30,	May 31,
	2007	2007
	$	$
	(Unaudited)
ASSETS
Current Assets
Cash	499,174	737,588
Accounts Receivable (Note 2)	3,542	23,900
Deferred Costs (Note 8(c))	25,000	–
Prepaids	92,336	239,418
Total Current Assets	620,052	1,000,906
Surety Bond (Note 2)	10,000	10,000
Oil and Gas Property (Note 2)	4,686,148	2,796,962
Total Assets	5,316,200	3,807,868

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable and Accrued Liabilities	323,960	646,803
Advances (Note 2)	233,299	82,540
Due to Related Parties (Note 5)	37,334	282
Total Current Liabilities	594,593	729,625
Asset Retirement Obligations (Note 3)	36,412	–
Convertible Debentures, less unamortized discount of $Nil (Note 4)	–	838,538
Total Liabilities	631,005	1,568,163
Contingency and Commitments (Notes 1 and 8)
Stockholders’ Equity
Common Stock
Authorized: 843,750,000 shares, par value $0.001
Issued: 30,806,250 shares (May 31, 2007 – 30,806,250 shares)	30,806	30,806
Additional Paid-In Capital	4,342,677	2,265,819
Common Stock Subscribed	2,882,416	–
Convertible Units (Note 6)	2,430,000	1,850,000
Deficit Accumulated During the Development Stage	(21,286)	(21,286)
Deficit Accumulated During the Exploration Stage	(4,979,418)	(1,885,634)
Total Stockholders’ Equity	4,685,195	2,239,705
Total Liabilities and Stockholders’ Equity	5,316,200	3,807,868

Subsequent Events (Note 9)

The accompanying notes are an integral part of these consolidated financial statements.

Southern Star Energy Inc.
(An Exploration Stage Company)
(formerly Surge Enterprises, Inc.)
(Unaudited)	Interim Consolidated Statements of Operations

	Accumulated
	From February 7,	Three	Three	Six	Six
	2005(Date of	Months	Months	Months	Months
	Inception) to	Ended	Ended	Ended	Ended
	November 30,	November 30,	November 30,	November 30,	November 30,
	2007	2007	2006	2007	2006
	$	$	$	$	$

Revenue	23,277	23,277	–	23,277	–

Operating Expenses

Depletion, depreciation and accretion	66,354	66,354	–	66,354	–
General and administrative (Note 7)	1,775,377	1,339,578	31,065	1,451,728	31,065
Travel	63,548	4,676	23,398	24,101	23,398

Total Operating Expenses	1,905,279	1,410,608	54,463	1,542,183	54,463

Net Loss from Operations	(1,882,002)	(1,387,331)	(54,463)	(1,518,906)	(54,463)

Accretion of discount on convertible debentures
(Note 4)	(1,160,000)	(1,027,868)	–	(1,081,462)	–
Financing costs (Note 6)	(1,775,000)	–	–	(406,000)	–
Interest on convertible debentures (Note 4)	(162,416)	(52,416)	(5,000)	(87,416)	(5,000)

Net Loss Before Discontinued Operations	(4,979,418)	(2,467,615)	(59,463)	(3,093,784)	(59,463)

Discontinued operations	(21,286)	–	48,024	–	35,920

Net Loss	(5,000,704)	(2,467,615)	(11,439)	(3,093,784)	(23,543)

Net Loss Per Share

Continuing Operations – Basic and Diluted		(0.08)	–	(0.10)	–
Discontinued Operations – Basic and Diluted		–	–	–	–

		–	–	–	–

Weighted Average Number of Shares Outstanding
– Basic and Diluted		30,806,250	56,662,500	30,806,250	56,662,500

The accompanying notes are an integral part of these consolidated financial statements.

Southern Star Energy Inc.
(An Exploration Stage Company)
(formerly Surge Enterprises, Inc.)
Interim Consolidated Statements of Cash Flows
(Unaudited)

	Accumulated
	From February 7,
	2005(Date of	Six Months	Six Months
	Inception) to	Ended	Ended
	November 30,	November 30,	November 30,
	2007	2007	2006
	$	$	$
Operating Activities

Net loss	(5,000,704)	(3,093,784)	(23,543)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of convertible debt discount	1,160,000	1,081,462	–
Asset retirement obligations	732	732	–
Common stock subscribed (Note 8(b))	20,000	20,000
Depreciation	885	–	–
Intrinsic value of convertible units	1,775,000	406,000	–
Interest accrued on convertible debt	–	(75,000)	5,000
Stock-based compensation	1,150,858	1,150,858	–

Changes in operating assets and liabilities
Accounts receivable	6,598	20,358	(6,564)
Prepaids	297,312	301,860	(671,176)
Accounts payable and accrued liabilities	(188,894)	(373,275)	97,696
Deferred revenue	18,708	–	(3,209)
Due to related parties	10,724	37,052	–

Net Cash Used in Continuing Operations	(748,781)	(523,737)	(601,796)
Discontinued operations	(38,215)	–	(38,215)

Net Cash Used in Operating Activities	(786,996)	(523,737)	(640,011)

Investing Activities
Acquisition of equipment	(7,216)	–	–
Surety bond	(10,000)	–	–
Oil and gas property	(4,325,100)	(1,720,436)	(560,043)
Advances from joint interest owners	233,299	150,759	531,600

Net Cash Used in Investing Activities	(4,109,017)	(1,569,677)	(28,443)

Financing Activities
Deferred costs	(25,000)	(25,000)	–
Proceeds from issuance of common stock	287,625	–	–
Proceeds from convertible units	2,430,000	580,000	800,000
Advances to related party	6,400	–	6,400
Proceeds from issuance of convertible debentures	2,700,000	1,300,000	600,000

Net Cash Provided by Financing Activities	5,399,025	1,855,000	1,406,400

Effect of exchange rate on cash	(3,838)	–	–

Change in Cash	499,174	(238,414)	737,946

Cash – Beginning	–	737,588	25,507

Cash – Ending	499,174	499,174	763,453

Supplemental Disclosures:

Asset retirement obligations recorded in oil and gas property	35,680	35,680	–
Oil and gas property expenditures recorded in accounts payable and
accrued liabilities	304,245	287,848	332,045
Oil and gas property expenditures recorded in prepaids	(87,687)	(154,278)	668,596

Interest paid	–	–	–
Income taxes paid	–	–	–

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the exploration stage are dependent upon its successful efforts to raise additional equity financing to continue operations and generate sustainable significant revenue. There is no guarantee that the Company will be able to raise adequate equity financings or generate profitable operations. As at November 30, 2007, the Company has incurred losses of $5,000,704 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Unaudited Interim Financial Statements

The unaudited interim consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States for interim financial information and conforms with instructions to Form 10-QSB of Regulation S-B and reflects all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending May 31, 2008. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted. These unaudited interim consolidated financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended May 31, 2007, included in the Company’s Annual Report on Form 10-KSB. The accounting principles applied in the preparation of these interim consolidated financial statements are consistent with those applied for the year ended May 31, 2007.

2.	Oil and Gas Property

On November 6, 2006, the Company entered into a restructuring agreement (the “Restructuring Agreement”) between the Company, Big Sky Management (“Big Sky”), Eric Boehnke (the former President of the Company and current Chief Executive Officer (“CEO”)) and two former officers of the Company. Pursuant to the terms of the Restructuring Agreement, Big Sky, a company owned by the CEO, agreed to assign all rights, title and interest to the Company of a 20% working interest in certain oil and gas leases located in Louisiana, known as the D Duck Prospect (the “D Duck Prospect”). Pursuant to a prospect acquisition agreement with Dynamic Resources Corporation (“Dynamic”), dated October 10, 2006, Big Sky was obligated to pay Dynamic $97,634. Big Sky also was obligated to pay 100% of Dynamic’s remaining share, being 20%, of the drilling and completion costs on the initial two wells drilled on the property up to a maximum of $400,000 per well. As at November 6, 2006, the date of the Restructuring Agreement, Big Sky had not made any payments for the D Duck Prospect. The Company paid $97,634 to Dynamic for its 20% interest and $144,116 was paid to Dynamic by Ramshorn Investments, Inc. (“Ramshorn”) for its 40% interest. The Company’s working interest is subject to a 24% royalty interest. As a result, the Company is entitled to receive 76% of its interest in of any production from the prospect, less all exploration and development costs, and the holder of the royalty interest is entitled to the remaining 24% of any production. The holder of the royalty interest is not responsible for any exploration or development costs.

On November 2, 2006, the Company acquired another 20% working interest in the property for $290,062, resulting in a combined interest of 40%, and became the Operator of the D Duck Prospect. An additional 40% working interest is held by Ramshorn who has agreed to pay 40% of the Company’s drilling costs on the D Duck Prospect.

2.	Oil and Gas Property (continued)

On February 12, 2007, the Company entered into the subscription agreement described in Note 6(b). Pursuant to the agreement, the subscriber is to receive 1% of the net proceeds from production attributable to the Company’s interest in certain wells located on the D Duck Prospect.

On July 11, 2007, the Company entered into the subscription agreement described in Note 6(a). Pursuant to the agreement, the subscriber is to receive 1.98% of the net proceeds from production attributable to the Company’s interest in certain wells located on the D Duck Prospect.

Pursuant to a Farmout Agreement entered into on September 1, 2006 with the owner of the D Duck Prospect, to retain its interest in one section of the D Duck Prospect, the Company, Dynamic and Ramshorn (the “Farmees”) were obligated to drill a test well on the D Duck Prospect on or before March 1, 2007. During the six month period ended November 30, 2007, the Company paid a further $15,000 (May 31, 2007 - $45,000) to extend the deadline to November 30, 2007, of which $9,000 (May 31, 2007 - $27,000) has been billed to the Farmees for their share of this cost. During the six month period ended November 30, 2007, the Company drilled the required test well.

During the period ended November 30, 2007, the Company incurred additional acquisition costs relating to lease rentals and extensions totaling $97,294 (May 31, 2007 - $63,467).

The Company’s portion of drilling costs incurred during the six month period ended November 30, 2007 was $1,911,663 (May 31, 2007 - $2,327,799). During the year ended May 31, 2007 the Company provided a $10,000 certificate of deposit towards a $25,000 surety bond which was requested by the Bureau of Land Management of the state of Louisiana, before drilling can commence. The surety bond was allocated between the Company, Dynamic and Ramshorn based on their working interest on the D Duck Prospect, being 40%, 40% and 20% respectively.

At November 30, 2007, Ramshorn and Dynamic have prepaid $233,299 towards future costs (May 31, 2007 -Dynamic has prepaid $82,540), recorded as advances on the balance sheet. At November 30, 2007, the Company was owed $Nil (May 31, 2007 - $23,900) from Ramshorn and Dynamic. At November 30, 2007, the Company had recorded $3,542 (May 31, 2007 - $Nil) receivable in revenue from the property.

All of the Company’s proven and unproven oil and gas properties are located in the United States. The following table summarizes information regarding the Company's oil and gas acquisition, exploration and development activities:

	November 30,	May 31,
	2007	2007
	$	$
Proved Properties
Acquisition costs	508,990	–
Exploration costs	4,239,462	–
Less:
Accumulated depletion	(65,622)	–
	4,682,830	–
Unproven Properties
Acquisition costs	–	469,163
Exploration costs	3,318	2,327,799
	3,318	2,796,962
Net Carrying Value	4,686,148	2,796,962

3.	Asset Retirement Obligations

The Corporation’s asset retirement obligations (“AROs”) in regards to the D Duck Prospect (Note 2) relates to site restoration.

A reconciliation between the opening and closing AROs balance is provided below:

	November 30,	May 31,
	2007	2007
	$	$

Beginning asset retirement obligations	–	–
Liabilities incurred	35,680	–
Accretion	732	–
		–
Total asset retirement obligations	36,412	–

In accordance with Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations," the Company measured the AROs at a fair value of $35,680 and capitalized this to the oil and gas property. The AROs will accrete to $63,457 until the time at which it is expected to be settled, being 7 years. The corresponding accretion at November 30, 2007, being $732 (May 31, 2007 - $Nil), has been included in depletion, depreciation and amortization. Actual retirement costs will be recorded against the AROs when incurred. Any difference between the recorded AROs and the actual retirement costs incurred will be recorded as a gain or loss in the period of settlement.

4.	Convertible Debentures

a)

On November 1, 2006, the Company issued a 10% convertible debenture with a principal amount of $600,000 which is due and payable on November 1, 2008. The principal and accrued interest on the debenture may be converted into shares of the Company’s common stock at $0.33 per share, at the option of the holder. An equity portion representing the beneficial conversion feature has not been recorded, as there was no intrinsic value at the date of commitment. On November 16, 2007, the Company received notice that the outstanding principal and accrued interest of $63,333 was to be converted into 1,989,999 shares of common stock. At November 30, 2007, $663,333 was included in common stock subscribed. On December 21, 2007, 265,333 shares were issued and the remaining 1,724,666 shares are issuable by the Company.

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

On November 16, 2007, the Company received notice that the outstanding principal and accrued interest of $77,778 was to be converted into 2,633,333 shares of common stock. At November 30, 2007, $877,778 was included in common stock subscribed. Upon notice of conversion the Company recognized the unaccreted discount of $507,868 as interest expense. The shares were issued on December 21, 2007.

c)

On September 18, 2007, the Company issued a 10% convertible debenture with a principal amount of $1,300,000 which is due and payable on September 18, 2009. The principal and accrued interest on the debenture may be converted into shares of the Company’s common stock at $0.50 per share, at the option of the holder.

In accordance with EITF 98-5, the Company recognized the value of the embedded beneficial conversion feature of $520,000 as additional paid-in capital and an equivalent discount which will be expensed over the term of the convertible debenture. The Company will record interest expense over the term of the convertible debenture of $520,000 resulting from the difference between the stated value and carrying value at the date of issuance.

4.	Convertible Debentures (continued)

On November 16, 2007, the Company received notice that the outstanding principal and accrued interest of $21,306 was to be converted into 2,624,611 shares of common stock. At November 30, 2007, $1,321,306 was included in common stock subscribed. Upon notice of conversion the Company recognized the entire discount of $520,000 as interest expense. The shares were issued on December 21, 2007.

5.	Related Party Transactions

a)

The Company granted, to a company wholly owned by a director of the Company, 750,000 stock options to purchase shares of the Company’s common stock at $1.09 per share for a period of 4 years pursuant to a consulting agreement (Note 8(d)).

b)

The Company granted, to the President of the Company, 1,500,000 stock options to purchase shares of the Company’s common stock at $1.20 per share for a period of 5 years pursuant to a consulting agreement (Note 8(f)).

c)

At November 30, 2007, the Company owes $28,231 (May 31, 2007 - $Nil) to the President for $21,300 of consulting expenses and $6,931 of expenses incurred on behalf of the Company. At November 30, 2007, the Company owed $9,103 (May 31, 2007 - $282) to the CEO for expenses incurred on behalf of the Company. These amounts are unsecured, non-interest bearing and are due on demand.

6.	Financing Costs

a)

On July 11, 2007, the Company entered into a subscription agreement for the issuance of 11.6 units at $50,000 per unit for proceeds of $580,000. Each unit entitles the subscriber to receive 1.98% of the net proceeds from production attributable to the Company’s interest in certain wells located on the D Duck Prospect (Note 2). Each unit is convertible into shares of the Company’s common stock at a rate of 1 share for every $0.50 of investment. During the six month period ended November 30, 2007, pursuant to EITF 98-5 and EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments,” the Company recorded the $406,000 intrinsic value of the beneficial conversion feature upon issuance.

b)

On February 12, 2007, the Company entered into a subscription agreement for the issuance of 37 units at $50,000 per unit for proceeds of $1,850,000. Each unit entitles the subscriber to receive 1% of the net proceeds from production attributable to the Company’s interest in certain wells located on the D Duck Prospect (Note 2). Each unit is convertible into shares of the Company’s common stock at a rate of 1.5 shares for every $0.50 of investment. During the year ended May 31, 2007, pursuant to EITF 98-5 and EITF 00-27, the Company recorded the $1,369,000 intrinsic value of the beneficial conversion feature upon issuance.

7.	Stock Options

On October 31, 2007, the Company approved the 2007 Stock Option Plan to issue up to 3,000,000 shares to eligible employee, officers, directors and consultants. Pursuant to the Plans, the Company has granted stock options to certain directors and consultants.

The weighted average grant date fair value of stock options granted during the six month periods ended November 30, 2007 and 2006 was $0.86 and $Nil per share, respectively. No stock options were exercised during the six month periods ended November 30, 2007 and 2006. During the six month periods ended November 30, 2007 and 2006, the Company recorded stock-based compensation of $1,150,858 and $Nil, respectively, as general and administrative expense.

A summary of the Company’s stock option activity is as follows:

			Weighted Average
	Number of	Weighted Average	Remaining	Aggregate
	Options	Exercise Price	Contractual Term	Intrinsic Value
		$		$
Outstanding, May 31, 2007	–	–
Granted	2,750,000	1.15
Outstanding, November 30, 2007	2,750,000	1.15	4.17	330,000
Exercisable, November 30, 2007	500,000	1.09	4.44	240,000

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Six Month
Period Ended
November 30,
2007

Expected dividend yield	0%
Expected volatility	110%
Expected life (in years)	4.18
Risk-free interest rate	3.51%

As at November 30, 2007, there was $2,144,133 (May 31, 2007 - $Nil) of total unrecognized compensation costs related to nonvested share-based compensation arrangements granted under the Plan which are expected to be recognized over a weighted-average period of 2.35 years. The total fair value of shares vested during the periods ended November 30, 2007 and 2006 was $1,150,858 and $Nil, respectively.

A summary of the status of the Company’s nonvested shares as of November 30, 2007, and changes during the six month period ended November 30 2007, is presented below:

		Weighted-Average
		Grant-Date
	Number of	Fair Value
	Shares	$

Nonvested at May 31, 2007	–	–

Granted	3,000,000	0.86
Vested	(500,000)	0.73

Nonvested at November 30, 2007	2,500,000	0.89

8.	Commitments

a)

On February 27, 2007 the Company entered into a services agreement with a consultant who will provide consulting services in consideration for $140 per hour of services and 375,000 shares of the Company’s common stock. The Company is to issue 187,500 shares upon the generation of revenues from the D Duck Prospect in excess of all costs reasonably incurred in relation to the drilling of the well. The Company is also obligated to issue 187,500 shares to be held in escrow for a period of one year upon the D Duck Prospect generating more than 15 bullion cubic feet equivalent of natural gas or having reserves greater than $75,000,000 calculated on a 10% discounted cash flow. As at November 30, 2007, no shares have been issued under this services agreement.

b)

On May 3, 2007, the Company entered into a marketing agreement with RedChip Companies Inc. (“RedChip”) for an initial term of 12 months in consideration of $7,500 per month, and commencing August 1, 2007, an equivalent value of $5,000 per month payable in shares of the Company’s common stock, the value of which will be determined based upon the closing price of the shares as reported by StockWatch Inc. on the first business day of each quarterly period. The shares will be issued by the Company to RedChip on a quarterly basis no later than ten days after the first day of each subsequent quarter. A late fee of 5% of the monthly fee will be billed if the payment is received more than 15 days after the due date. At November 30, 2007, $20,000 was included in common stock subscribed for shares that were issued subsequent to November 30, 2007. Refer to Note 9.

c)

On June 18, 2007, the Company entered into a services agreement with a financial advisor who will provide services related to assisting the Company in future financing activities in consideration of a 8% cash fee and a warrant to purchase the higher of 8% of the dollar amount or the number of equity securities issued in the financing or 8% of the face value of any debt securities sold in the financing on at least the following minimum terms and conditions: (i) purchase price of $0.01, (ii) exercise price set at the closing price of the Company’s common stock on the closing date of the financing; (iii) warrant term of 3 years; and (iv) the Company has the right on 15 days written notice to require the Warrant holder to exercise the Warrant so long as the closing price of the common shares of the Company equals or exceeds $1.75 per common share for at least 20 consecutive trading days prior to the date of the call notice. The Company paid an initial cash deposit of $25,000 to be set against expenses of the advisor, which has been recorded as a deferred cost at November 30, 2007. Upon successful completion of the future financing, this cost will be recorded as a reduction of additional paid-in capital. If the future financing is not successfully completed, this cost will be charged to the consolidated statement of operations.

d)

On November 22, 2007, the Company entered into a consulting agreement with a company wholly owned by a director of the Company that will provide consulting services in consideration for $10,000 per month, options to purchase 750,000 shares of the Company’s common stock at $1.09 per share for 4 years and $60,000 upon the commercial production of each new well. In addition, if during the term of this agreement, the Company identifies an oil and gas property interest or well for potential exploration by the Company and retain the consultant, the consultant will be granted an overriding royalty of: 2% for leases where the Company has acquired a working interest of greater than 80%, 1.75% for leases where the Company has acquired a working interest of greater than 78% but less than 80%, 1.5% for leases where the Company has acquired a working interest of greater than 75% but less than 78%, 1.0% for leases where the Company has acquired a working interest of less than 75%.

e)

On November 22, 2007, the Company entered into a consulting agreement with a consultant who will provide consulting services in consideration for $175 per hour of services, options to purchase 500,000 shares of the Company’s common stock at $1.09 per share for 2 years and $25,000 upon the successful completion of three of the Company’s wells.

f)

On November 22, 2007, the Company entered into a consulting agreement with the President of the Company who will provide consulting services in consideration for $200 per hour of services to a maximum of $1,500 per day and $30,000 per month, options to purchase 1,500,000 shares of the Company’s common stock at $1.20 per share for 5 years and up to two bonus payments of $30,000 upon the successful completion of a new well outside the current D Duck Prospect or the acquisition of any property or financing of greater than $3,000,000. If the President completes an equity financing in excess of $5,000,000 the President will cease to be a consultant and will become an employee with a base salary of $240,000 per year.

9.	Subsequent Events

a)	On January 1, 2008, the Company entered into a consulting agreement with the CEO of the Company to provide consulting services in exchange for $10,000 per month

b)	On December 11, 2007, the Company issued 18,750 shares pursuant to the consulting agreement described in Note 8(b).

c)

Subsequent to November 30, 2007, the Company issued 5,523,277 shares of common stock upon the conversion of convertible debentures. In addition, the Company is obligated to issue an additional 1,724,666 shares to complete the conversion of one of the convertible debentures. Refer to Note 4.

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

Summary of Description of Business

     We are an exploration stage company engaged in the acquisition of prospective oil and gas properties. We conduct due diligence on potential acquisitions of suitable oil and gas properties and have acquired various leasehold rights from land owners in an area which comprises approximately 5,300 acres in the prospect area within Bossier Parish and Caddo Parish Louisiana, commonly referred to as the D Duck Prospect. Southern Star Energy currently holds a 40% working interest in the prospect area and is the operator of the prospect. We intend to undertake exploration and development drilling projects on the properties pursuant to the leasehold rights we have acquired within our prospect area. As partial owner of the working interest in and to the leasehold rights, we, together with the other interest holders, have the exclusive right to explore and exploit any oil and gas and mineral resources contained in the prospect area.

     The 100% working interest in the prospect is held by the following non-affiliated parties: Dynamic Resources Corp. holds a 20% working interest; Southern Star Operating holds a 40% working interest; and Ramshorn Investments, Inc. holds the remaining 40% interest. The working interest is subject to a royalty interest of approximately 24% for the leases in the propsect area. As a result, the holders of the working interest are entitled to receive 76% of any production from the prospect, less all exploration and development costs, and the holder of the royalty interest is entitled to the remaining 24% of any production. The royalty interest is not responsible for any exploration or development costs.

     During the previous twelve months, we have drilled four wells, the Atkins Lincoln 18-1, the Atkins Etal 8-1 and the Atkins-Lincoln 18-2, all drilled to a depth of approximately 9,950 feet to test our primary objective Cotton Valley interval. We also drilled the Rendall 7-1 well drilled to a depth of approximately 5,000’ to test several shallow horizons. All three of the deep wells successfully tested their objectives. The 18-1 was placed on production in September, the 8-1 in November, and the 18-2 in early January, 2008. After evaluating several hydrocarbon shows, the Rendall 7-1 was P&A in December. We have also laid a 15,000’ gathering system and central processing and metering facility to service the three producers as well as provide for future wells and production.

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

     We estimate our general operating expenses for the next twelve month period to be as follows:

Estimated Operating Expenses For the Next Twelve Month Period
Operating Expenses
Exploration Costs	$5,300,000
Employee and Consultant Compensation	$882,000
Professional Fees	$336,000
General and Administrative Expenses	$395,000
Total	$6,913,000

Exploration Costs

     Our property interests in the D Duck Prospect are presently considered underdeveloped acreage. We have successfully drilled four evaluation wells, consisting of the Atkins-Lincoln 18-1 well, the R.C. Atkins 8-1 well, the Atkins-Lincoln 18-2 well and the Rendall 7 well, the first three wells to a depth of approximately 9,950 feet and the fourth well to a depth of 5,000 feet. Based on the satisfactory results of our three deep Cotton Valley wells, we intend to continue to drill additional wells to define the core productive outlines of the acreage. Following these delineation wells, we intend to develop the prospect by drilling at least one well per 160 acres over as much of the prospect area as warranted. However, until we determine the extent of the productive limits of the project, we will not know the full extent of development costs to bring the acreage to production. We intend to drill two additional wells in our successful core area followed by step-out drilling to extend the productive limits of acreage. . We estimate that our exploration costs during the next twelve month period will be approximately $5,300,000.

Employee and Consultant Compensation

     Our company is operated by Eric Boehnke as Chief Executive Officer, Hilda Kouvelis as Chief Financial Officer, David Gibbs as President, Secretary and Treasurer, and Bruce Ganer as Vice President of Exploration and Development. Each person provides their services through management companies pursuant to written agreements, the terms of which are described below. To reduce costs, we intend to continue to outsource our professional and personnel requirements by retaining consultants on an as-needed basis. Although we enter into consulting agreements periodically, we have entered into two long term consulting agreements with Larry Keller and Sierra Pine Resources International, Inc., a company wholly owned by Bruce Ganer, the terms of which are described below. We estimate that our consultant and related professional compensation expenses for the next twelve month period will be approximately $882,000.

     We pay Eric Boehnke, our Chief Executive Officer, compensation of $10,000 per month pursuant to a consulting agreement dated January 1, 2008. Pursuant to an agreement dated November 2, 2007, we pay Hilda Kouvelis, our Chief Financial Officer, $175 per hour for all services provided.

     On November 27, 2007, we entered into an agreement with William David Gibbs, whereby we agreed to employ Mr. Gibbs as our President, Secretary and Treasurer. Pursuant to the terms of the agreement, we pay Mr. Gibbs $200 per hour for services provided as an executive officer of our company. Regardless of the number of hours worked in any day or calendar month, however, Mr. Gibbs is entitled to a maximum compensation of $1,500 per day and no more than

$30,000 per calendar month. We also issued 1,500,000 stock options to Mr. Gibbs, each option of which entitles Mr. Gibbs to purchase one share of our common stock at a price of $1.20 per share, exercisable until November 9, 2012. Upon our company completing an equity financing of no less than $5 million, Mr. Gibbs will be paid a base salary of $240,000 per year and incentive bonuses as set forth in the agreement.

     On October 1, 2007, we appointed Bruce Ganer as our Vice President of Exploration and Development. Effective November 22, 2007, we entered into a consulting agreement between our company and Sierra Pine Resources International, Inc., a company wholly-owned by Bruce Ganer, whereby Sierra Pine agreed to provide consulting services to our company in consideration for, among other things, the payment of $10,000 per month and the grant of a stock option to purchase up to 750,000 shares of our common stock at a price of $1.09 per share, exercisable until November 22, 2011. On November 22, 2007, we entered into a consulting agreement with Larry Keller, whereby Larry Keller agreed to provide consulting services to our company for a consulting fee of $175 per hour and the grant of a stock option to purchase up to 500,000 shares of our common stock at a price of $1.09 per share, exercisable until November 22, 2009. We also agreed to pay a cash bonus of $25,000 per well upon the successful completion of our company’s following three wells: Lincoln Atkins 18-1; Lincoln Atkins 8-1; and Atkins 18-2.

Professional Fees

     We expect to incur on-going legal, accounting and audit expenses to comply with our reporting responsibilities as a public company under the United States Securities Exchange Act of 1934, as amended. We estimate such expenses for the next fiscal year to be approximately $336,000.

General and Administrative Expenses

     We anticipate spending $395,000 on general and administrative costs in the next twelve month period. These costs primarily consist of expenses such as insurance, rent, software, office supplies and office equipment.

Liquidity and Capital Resources

     As of November 30, 2007, we had cash of approximately $500,000 and $595,000 in current liabilities. The current liabilities consisted of accounts payable and accrued liabilities, advances and amounts due to related parties. We had working capital of approximately $25,000 as of November 30, 2007.

     To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows during the next twelve month period.

     From September through November 2007, several debt holders converted certain convertible debentures which eliminated our interest payable on such securities. On September 18, 2007, we issued a 10% $1,300,000 convertible debenture to Gobbet Management Inc. The debenture, which was due September 18, 2009, was converted into shares of common stock of our company at a conversion price of $0.50 per share. On November 16, 2007, Gobbet Management converted the principal amount of $1,300,000 plus $21,305.556 in interest into 2,624,611 shares of common stock of our company. We issued the 2,624,611 shares of common stock on December 21, 2007. On November 16, 2007, Sovereign Services Limited converted the principal amount of $800,000 plus interest of $77,777.78 pursuant to a 10% convertible debenture due December 1, 2008, into 2,633,333 shares of common stock of our company. We issued the 2,633,333 shares of common stock on December 21, 2007. On November 16, 2007, Sovereign Services converted the principal amount of $600,000 plus interest of $63,333.33 pursuant to a 10% convertible debenture due November 1, 2008, into 265,333 shares of common stock of our company. We issued the 265,333 shares of common stock on December 21, 2007.

     We incurred a net loss of $2,467,615 for the three months ended November 30, 2007. As indicated above, we anticipate that our estimated operating expenses for the next twelve months will be $6,913,000. As we anticipate that our estimated operating expenses for the next twelve months will be $6,913,000, we do not have sufficient working capital to enable us to complete our drilling program of exploration wells or to finance our normal operations for the next twelve month period. As a result, we will be required to raise additional funds through the issuance of equity securities or through debt financing in order to carry out our plan of operations for the next twelve month period. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates.

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

Capital Expenditures

     As of November 30, 2007, our company had only minor commitments (approximately $100,000 in aggregate) for capital expenditures to finish the completion and hook-up of the Atkins – Lincoln 18-2 well. The planned drilling program identified in the discussion of our Plan of Operations will require a capital investment of $5,300,000. However, these projects are entirely discretionary and subject to available equity.

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

Going Concern

     These interim consolidated financial statements for the quarter ended November 30, 2007 as well as the audited financial statements included with our annual report filed with the Securities and Exchange Commission on August 28, 2007 have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. Accordingly, the audited financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern. In order to continue as a going concern, we require additional financing. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to continue as a going concern, we would likely be unable to realize the carrying value of our assets reflected in the balances set out in our financial statements.

Oil and Gas Properties

     Our company utilizes the full-cost method of accounting for petroleum and natural gas properties. Under this method, our company capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country by country basis. As of November 30, 2007, we had no properties with proven reserves. When our company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. Until such determination is made our company assesses annually whether impairment has occurred, and includes in the amortization base drilling exploratory dry holes associated with unproved properties.

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

     For unproven properties, our company excludes from capitalized costs subject to depletion, all costs directly associated with the acquisition and evaluation of the unproved property until it is determined whether or not proved reserves can be assigned to the property. Until such a determination is made, our company assesses the property at least annually to ascertain whether impairment has occurred. In assessing impairment our company considers factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. Our company adds the amount of impairment assessed to the cost to be amortized subject to the ceiling test. As of November 30, 2007, all of our company’s oil and gas properties were unproved and were excluded from amortization.

RECENT ACCOUNTING PRONOUNCEMENTS

     There were no recent accounting pronouncements as at January 14, 2008 which materially affected our company.

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

     To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred a net loss of $2,467,615 for the three month period ended November 30, 2007, and a net loss of $5,000,704 from inception to November 30, 2007. As of November 30, 2007, we had working capital of approximately $25,000. We do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

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

     Since inception through November 30, 2007, we have incurred aggregate losses of $5,000,704. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the general economic cycle, the market price of oil and gas and exploration and development costs. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations. Until such time as we generate revenues, we expect an increase in development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flow until our properties enter commercial production.

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

     The business of oil and gas exploration and development is highly speculative involving substantial risk. There is generally no way to recover any funds expended on a particular property unless reserves are established and unless we can exploit such reserves in an economic manner. We can provide investors with no assurance that any property interest that we may acquire will provide commercially exploitable reserves. Any expenditures by our company in connection with locating, acquiring and developing an interest in an oil and gas property may not provide or contain commercial quantities of reserves.

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

The acquisition of oil and gas interests involve many risks and disputes as to the title of such interests, and any title dispute may result in a material adverse effect on our company.

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

     In the course of the exploration, acquisition and development of oil and gas properties, several risks and, in particular, unexpected or unusual geological or operating conditions may occur. Drilling operations generally involve a high degree of risk. Hazards such as unusual or unexpected geological formations, power outages, labor disruptions, blow-outs, sour gas leakage, fire, inability to obtain suitable or adequate machinery, equipment or labour, and other risks are involved. We may become subject to liability for pollution. It is not always possible to fully insure against such risks, and we do not currently have any insurance against such risks nor do we intend to obtain such insurance in the near future due to high costs of insurance. Should such liabilities arise, they could reduce or eliminate any future profitability and result in an increase in costs and a decline in value of the securities of our company.

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

Our executive officers have other business interests, and as a result, they may not be willing or able to devote a sufficient amount of time to our business operations, thereby limiting the success of our company.

     Eric Boehnke presently spends approximately 50% of his business time on business management services of our company. Due to the time commitments of Mr. Boehnke's other business interests, Mr. Boehnke may not be able to provide sufficient time to the management of our business in the future and our business may be periodically interrupted or delayed as a result of Mr. Boehnke's other business interests. To mitigate any such interruption, we have added additional management and intend to continue to retain the necessary consultants in future operations.

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

Item 3. Controls and Procedures.

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     As of November 30, 2007, the six month period year covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

     There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended November 30, 2007 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     On December 11, 2007, we issued 18,750 shares of common stock to RedChip Companies, Inc. We issued the securities relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933.

     On December 21, 2007, we issued a total of 5,523,277 shares of common stock of our company to three accredited investors. The 5,523,277 shares of our common stock were issued in reliance upon Regulation S and/or Section 4(2) of the United States Securities Act of 1933, as amended, in an offshore transaction to non-US Persons (as that term is defined in Rule 902 of Regulation S under the United States Securities Act of 1933, as amended).

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information

     On October 1, 2007, we appointed Bruce Ganer to our board of directors and as Vice President of Exploration and Development. On November 2, 2007, we appointed Hilda Kouvelis as our Chief Financial Officer.

     On December 3, 2007, Eric Boehnke was appointed as our Chief Executive Officer and resigned as our President, Secretary and Treasurer. Also on December 3, 2007, we appointed William David Gibbs as President, Secretary and Treasurer in place of Eric Boehnke. On the same date we also appointed William David Gibbs to our board of directors.

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

(4)	Instruments Defining the Rights of Securityholders including Indentures
4.1*	Stock Option Plan
(10)	Material Contracts
10.1	Subscription Agreement dated November 1, 2006 with Sovereign Services Limited (incorporated by reference from our Current Report on Form 8-K filed on November 9, 2006)
10.2	Convertible Debenture dated November 1, 2006 with Sovereign Services Limited (incorporated by reference from our Current Report on Form 8-K filed on November 9, 2006)
10.3	Assignment of Oil, Gas and Mineral Leases dated November 3, 2006 by Meagher Oil & Gas Properties, Inc. (incorporated by reference from our Current Report on Form 8-K filed on November 9, 2006)
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
10.8

Amended and Restated Subscription Agreement dated July 10, 2007 between our company and Venture Capital Asset Management Ag (incorporated by reference from our Current Report on Form 8-K filed on July 18, 2007)

10.9	Private Placement Subscription dated September 18, 2007 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on October 15, 2007)
10.10	Convertible Debenture dated September 18, 2007 (incorporated by reference from our Current Report on Form 8-K filed on November 21, 2007)
10.11	Letter Agreement dated November 7, 2007 with VirtualCFO, Inc. doing business as VCFO (incorporated by reference from our Current Report on Form 8-K filed on November 7, 2007)
10.12	Consulting Agreement dated November 22, 2007 with Larry Keller (incorporated by reference from our Current Report on Form 8-K filed on December 6, 2007)
10.13	Stock Option and Subscription Agreement dated November 22, 2007 with Larry Keller (incorporated by reference from our Current Report on Form 8-K filed on December 6, 2007)
10.14	Consulting Agreement dated November 22, 2007 with Sierra Pine International, Inc. (incorporated by reference from our Current Report on Form 8-K filed on December 10, 2007)
10.15	Stock Option and Subscription Agreement dated November 22, 2007 with Sierra Pine International, Inc. (incorporated by reference from our Current Report on Form 8-K filed on December 10, 2007)
10.16	Agreement dated November 9, 2007 with William David Gibbs (incorporated by reference from our Current Report on Form 8-K filed on December 3, 2007)
10.17	Stock Option and Subscription Agreement dated November 27, 2007 with William David Gibbs (incorporated by reference from our Current Report on Form 8-K filed on December 3, 2007)
10.18	Consulting Agreement dated January 1, 2008 with Big Sky Management Ltd. (incorporated by reference from our Current Report on Form 8-K filed on January 7, 2008)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

(32)	Section 1350 Certifications
32.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN STAR ENERGY INC.

/s/ William David Gibbs
By: William David Gibbs, President
(Principal Executive Officer)
Dated: January 14, 2008

/s/ Hilda Kouvelis
By: Hilda Kouvelis, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Dated: January 14, 2008