Form 10QSB
period 2008-02-29
SOUTHERN STAR ENERGY INC.
filed 2008-04-15
CIK 1341315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from  __________to __________

Commission file number 000-30299

SOUTHERN STAR ENERGY INC.
(Exact name of small business issuer as specified in its charter)

Nevada	20-2514234
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

152 – 110 Cypress Station Drive, Houston, Texas 77090
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 44,782,944 common shares issued and outstanding as of April 14, 2008

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the quarter ended February 29, 2008 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

Southern Star Energy Inc.
(An Exploration Stage Company)
(Unaudited)

February 29, 2008

Index

Consolidated Balance Sheets	F-1
Interim Consolidated Statements of Operations	F-2
Interim Consolidated Statements of Cash Flows	F-3
Notes to the Consolidated Financial Statements	F-4

Southern Star Energy Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets

	February 29,	May 31,
	2008	2007
	$	$
	(Unaudited)
ASSETS
Current Assets
Cash	1,777,132	737,588
Accounts Receivable (Note 2)	114,528	23,900
Deferred Costs (Note 9(c))	25,000	–
Prepaids	30,276	239,418
Total Current Assets	1,946,936	1,000,906
Surety Bond (Note 2)	10,000	10,000
Oil and Gas Properties (Note 2)	5,494,909	2,796,962
Total Assets	7,451,845	3,807,868

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable and Accrued Liabilities	1,090,669	646,803
Advances (Note 2)	1,838,181	82,540
Due to Related Parties (Note 5)	47,334	282
Total Current Liabilities	2,976,184	729,625
Asset Retirement Obligations (Note 3)	30,744	–
Convertible Debentures, less unamortized discount (Note 4)	–	838,538
Total Liabilities	3,006,928	1,568,163
Contingency and Commitments (Notes 1 and 9)
Subsequent Event (Note 10)
Stockholders’ Equity
Common Stock (Note 8)
Authorized: 843,750,000 shares, par value $0.001
Issued: 44,782,944 shares (May 31, 2007 – 30,806,250 shares)	44,783	30,806
Additional Paid-In Capital	9,085,144	2,265,819
Common Stock Subscribed (Note 8)	29,000	–
Convertible Units (Note 6)	–	1,850,000
Deficit Accumulated During the Development Stage	(21,286)	(21,286)
Deficit Accumulated During the Exploration Stage	(4,692,724)	(1,885,634)
Total Stockholders’ Equity	4,444,917	2,239,705
Total Liabilities and Stockholders’ Equity	7,451,845	3,807,868

The accompanying notes are an integral part of these consolidated financial statements.

Southern Star Energy Inc.
(An Exploration Stage Company)
Interim Consolidated Statements of Operations
(Unaudited)

	Accumulated
	From February 7,	Three	Three	Nine	Nine
	2005 (Date of	Months	Months	Months	Months
	Inception) to	Ended	Ended	Ended	Ended
	February 29,	February 29,	February 28,	February 29,	February 28,
	2008	2008	2007	2008	2007
	$	$	$	$	$

Revenue	152,045	128,768	–	152,045	–

Operating Expenses

Depletion, depreciation and accretion
(Notes 2 and 3)	88,301	21,947	–	88,301	–
General and administrative (Note 7)	1,566,429	896,478	234,523	1,242,780	265,588
Travel	92,623	29,075	3,167	53,176	26,565

Total Operating Expenses	1,747,353	947,500	237,690	1,384,257	292,153

Net Loss from Operations	(1,595,308)	(818,732)	(237,690)	(1,232,212)	(292,153)

Accretion of discount on convertible debentures
(Note 4)	(1,160,000)	–	(34,776)	(1,081,462)	(34,776)
Financing costs (Note 6)	(1,775,000)	–	(1,369,000)	(406,000)	(1,369,000)
Interest on convertible debentures (Note 4)	(162,416)	–	(35,000)	(87,416)	(40,000)

Net Loss Before Discontinued Operations	(4,692,724)	(818,732)	(1,676,466)	(2,807,090)	(1,735,929)

Discontinued operations	(21,286)	–	–	–	35,920

Net Loss	(4,714,010)	(818,732)	(1,676,466)	(2,807,090)	(1,700,009)

Net Loss Per Share

Continuing Operations – Basic and Diluted		(0.02)	(0.02)	(0.08)	(0.02)
Discontinued Operations – Basic and Diluted		–	–	–	–

		–	–	–	–

Weighted Average Number of Shares
Outstanding – Basic and Diluted		37,620,000	84,993,750	33,069,000	84,993,750

The accompanying notes are an integral part of these consolidated financial statements.

Southern Star Energy Inc.
(An Exploration Stage Company)
Interim Consolidated Statements of Cash Flows
(Unaudited)

	Accumulated
	From February 7,
	2005 (Date of	Nine Months	Nine Months
	Inception) to	Ended	Ended
	February 29,	February 29,	February 28,
	2008	2008	2007
	$	$	$
Operating Activities
Net loss	(4,714,010)	(2,807,090)	(1,700,009)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of convertible debt discount	1,160,000	1,081,462	34,776
Asset retirement obligations	1,464	1,464	–
Common stock subscribed	20,000	20,000	–
Depreciation	885	–	–
Intrinsic value of convertible units	1,775,000	406,000	1,369,000
Interest accrued on convertible debt	–	(75,000)	40,000
Stock-based compensation	623,886	623,886	–
Changes in operating assets and liabilities
Accounts receivable	(104,388)	(90,628)	(6,564)
Prepaids	204,594	209,142	(41,547)
Accounts payable and accrued liabilities	397,739	213,358	159,039
Deferred revenue	18,708	–	(3,209)
Due to related parties	20,724	47,052	(26,328)
Net Cash Used in Continuing Operations	(595,398)	(370,354)	(174,842)
Discontinued operations	(38,215)	–	(38,215)
Net Cash Used in Operating Activities	(633,613)	(370,354)	(213,057)
Investing Activities
Acquisition of equipment	(7,216)	–	–
Surety bond	(10,000)	–	–
Oil and gas properties	(4,805,407)	(2,200,743)	(2,681,933)
Advances from joint interest owners	1,838,181	1,755,641	259,693
Net Cash Used in Investing Activities	(2,984,442)	(445,102)	(2,422,240)
Financing Activities
Deferred costs	(25,000)	(25,000)	–
Proceeds from issuance of common stock	287,625	–	2,100,000
Proceeds from convertible units	2,430,000	580,000	–
Advances to related party	6,400	–	6,400
Proceeds from issuance of convertible debentures	2,700,000	1,300,000	1,400,000

Net Cash Provided by Financing Activities	5,399,025	1,855,000	3,506,400
Effect of exchange rate on cash	(3,838)	–	–
Change in Cash	1,777,132	1,039,544	871,103
Cash – Beginning	–	737,588	25,507
Cash – Ending	1,777,132	1,777,132	896,610
Supplemental Disclosures:
Asset retirement obligations recorded in oil and gas property	30,744	30,744	–
Oil and gas property expenditures recorded in accounts payable
and accrued liabilities	919,946	919,946	166,352
Interest paid	–	–	–
Income taxes paid	–	–	–

The accompanying notes are an integral part of these consolidated financial statements.

Southern Star Energy Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited)

1.	Nature of Operations and Continuance of Business

The Company is in the business of the acquisition, exploration and development of oil and gas resources.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the exploration stage are dependent upon its successful efforts to raise additional equity financing to continue operations and generate sustainable significant revenue. There is no guarantee that the Company will be able to raise adequate equity financings or generate profitable operations. As at February 29, 2008, the Company has incurred losses of $4,714,010 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

2.	Oil and Gas Properties

Pursuant to a restructuring agreement (the “Restructuring Agreement”), on November 6, 2006, the Company acquired 20% working interest in certain oil and gas leases located in Louisiana, known as the D Duck Prospect (the “D Duck Prospect”) from Big Sky Management (“Big Sky”), a company owned by the Chief Executive Officer (“CEO”) of the Company. Pursuant to a prospect acquisition agreement with Dynamic Resources Corporation (“Dynamic”), dated October 10, 2006, Big Sky was obligated to pay Dynamic $97,634. Big Sky also was obligated to pay 100% of Dynamic’s remaining share, being 20%, of the drilling and completion costs on the initial two wells drilled on the property up to a maximum of $400,000 per well. As at November 6, 2006, the date of the Restructuring Agreement, Big Sky had not made any payments for the D Duck Prospect. The Company paid $97,634 to Dynamic for its 20% interest and $144,116 was paid to Dynamic by Ramshorn Investments, Inc. (“Ramshorn”) for its 40% interest. The Company’s working interest is subject to a 24% royalty interest. As a result, the Company is entitled to receive 76% of its interest in of any production from the prospect, less all exploration and development costs, and the holder of the royalty interest is entitled to the remaining 24% of any production. The holder of the royalty interest is not responsible for any exploration or development costs.

On November 2, 2006, the Company acquired another 20% working interest in the property for $290,062, resulting in a combined interest of 40%, and became the Operator of the D Duck Prospect. An additional 40% working interest is held by Ramshorn who has agreed to pay 40% of the Company’s drilling costs on the D Duck Prospect.

On February 12, 2007 and July 11, 2007, the Company entered into subscription agreements described in Notes 6(a) and 6(b). Pursuant to the agreement, the subscribers were to receive 1% and 1.98%, respectively, of the net proceeds from production attributable to the Company’s interest in certain wells located on the D Duck Prospect. During the period ended February 29, 2008, these subscription agreements were converted into common shares of the Company.

Pursuant to a Farmout Agreement entered into on September 1, 2006 with the owner of the D Duck Prospect, to retain its interest in one section of the D Duck Prospect, the Company, Dynamic and Ramshorn (the “Farmees”) were obligated to drill a test well on the D Duck Prospect on or before March 1, 2007. During the nine month period ended February 29, 2008, the Company paid $15,000 (May 31, 2007 - $45,000) to extend the deadline to November 30, 2007, of which $9,000 (May 31, 2007 - $27,000) has been billed to the Farmees for their share of this cost. During the nine month period ended February 29, 2008, the Company drilled the required test well.

During the period ended February 29, 2008, the Company incurred additional acquisition costs relating to lease rentals and extensions totaling $68,777 (May 31, 2007 - $63,467).

Southern Star Energy Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited)

2.	Oil and Gas Properties (continued)

The Company’s portion of drilling costs incurred during the nine month period ended February 29, 2008 was $2,710,007 (May 31, 2007 - $2,327,799). Unproved property costs of $nil and drilling wells in progress of $646,246 were excluded from the calculation of depletion, depreciation and amortization. During the year ended May 31, 2007 the Company provided a $10,000 certificate of deposit towards a $25,000 surety bond which was requested by the Bureau of Land Management of the state of Louisiana, before drilling can commence. The surety bond was allocated between the Company, Dynamic and Ramshorn based on their working interest on the D Duck Prospect, being 40%, 40% and 20% respectively.

At February 29, 2008, Ramshorn and Dynamic have prepaid $1,838,181 towards future costs (May 31, 2007 - Dynamic had prepaid $82,540), recorded as advances on the balance sheet. At February 29, 2008, the Company was owed $Nil (May 31, 2007 - $23,900) from Ramshorn and Dynamic. At February 29, 2008, the Company had recorded $114,528 (May 31, 2007 - $Nil) receivable in revenue from the property and $85,896 of revenue payable to Ramshorn and Dynamic which has been recorded in accounts payable and accrued liabilities.

All of the Company’s proven and unproven oil and gas properties are located in the United States. The following table summarizes information regarding the Company's oil and gas acquisition, exploration and development activities:

	February 29,	May 31,
	2008	2007
	$	$
Proved Properties
Acquisition costs	543,940	–
Exploration costs	4,391,560	–
Less:
Accumulated depletion	(86,837)	–
	4,848,663	–
Unproven Properties
Acquisition costs	–	469,163
Exploration costs	646,246	2,327,799
	646,246	2,796,962
Net Carrying Value	5,494,909	2,796,962

3.	Asset Retirement Obligations

The Corporation’s asset retirement obligations (“AROs”) in regards to the D Duck Prospect (Note 2) relates to site restoration.

A reconciliation between the opening and closing AROs balance is provided below:

	February 29,	May 31,
	2008	2007
	$	$

Beginning asset retirement obligations	–	–
Liabilities incurred	35,680	–
Liabilities settled	(6,400)
Accretion	1,464	–
		–
Total asset retirement obligations	30,744	–

In accordance with Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations," the Company measured the AROs at a fair value of $35,680 and capitalized this to the oil and gas property. The AROs will accrete to $57,057 until the time at which it is expected to be settled, being 7 years. A discount rate of 10% was used to calculate the present value of the ARO. The corresponding accretion at February 29, 2008, being $1,464 (May 31, 2007 - $Nil), has been included in depletion, depreciation and amortization. Actual retirement costs will be recorded against the AROs when incurred. Any difference between the recorded AROs and the actual retirement costs incurred will be recorded as a gain or loss in the period of settlement.

Southern Star Energy Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited)

4.	Convertible Debentures

a)

On November 1, 2006, the Company issued a 10% convertible debenture with a principal amount of $600,000 which is due and payable on November 1, 2008. The principal and accrued interest on the debenture may be converted into shares of the Company’s common stock at $0.33 per share, at the option of the holder. An equity portion representing the beneficial conversion feature has not been recorded, as there was no intrinsic value at the date of commitment. On November 16, 2007, the Company received notice that the outstanding principal and accrued interest of $63,333 was to be converted into 1,989,999 shares of common stock. On December 21, 2007, 265,333 shares were issued and the remaining 1,724,666 shares were issued on January 15, 2008.

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

On November 16, 2007, the Company received notice that the outstanding principal and accrued interest of $21,306 was to be converted into 2,642,611 shares of common stock. Upon notice of conversion the Company recognized the entire discount of $520,000 as interest expense. On December 21, 2007, the Company issued 2,624,611 of the shares issuable on the conversion of debentures. Subsequent to February 29, 2008 the Company issued the remaining 18,000 shares for $9,000 of accrued interest included in common stock subscribed.

5.	Related Party Transactions

a)

The Company granted, to a company wholly owned by a director of the Company, 750,000 stock options to purchase shares of the Company’s common stock at $1.09 per share for a period of 4 years pursuant to a consulting agreement. On February 26, 2008, the Company reduced the exercise price of the options to $0.70 per share. The Company also paid $40,000 in consulting fees pursuant to a consulting agreement (Note 9(d)) which has been recorded in oil and gas properties.

b)

The Company granted, to the President of the Company, 1,500,000 stock options to purchase shares of the Company’s common stock at $1.20 per share for a period of 5 years pursuant to a consulting agreement. On February 26, 2008, the Company reduced the exercise price of the options to $0.70 per share. The Company also paid $109,000 in consulting fees pursuant to a consulting agreement (Note 9(f)).

	c)	The Company paid $20,000 to the CEO of the Company pursuant to a consulting agreement (Note 9(g)).

At February 29, 2008, the Company owed $28,231 (May 31, 2007 - $Nil) to the President for $21,300 of consulting expenses and $6,931 of expenses incurred on behalf of the Company. At February 29, 2008, the Company owed $19,103 (May 31, 2007 - $282) to the CEO for $10,000 of consulting expenses and $9,103 of expenses incurred on behalf of the Company. These amounts are unsecured, non-interest bearing and are due on demand.

Southern Star Energy Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited)

6.	Convertible Units

a)

On February 12, 2007, the Company entered into a subscription agreement for the issuance of 37 units at $50,000 per unit for proceeds of $1,850,000. Each unit entitles the subscriber to receive 1% of the net proceeds from production attributable to the Company’s interest in certain wells located on the D Duck Prospect (Note 2). Each unit is convertible into shares of the Company’s common stock at a rate of 1.5 shares for every $0.50 of investment. During the year ended May 31, 2007, pursuant to EITF 98-5 and EITF 00-27, the Company recorded the $1,369,000 intrinsic value of the beneficial conversion feature upon issuance. On February 6, 2008, the Company issued 5,550,001 shares of common stock upon the conversion of all 37 units.

b)

On July 11, 2007, the Company entered into a subscription agreement for the issuance of 11.6 units at $50,000 per unit for proceeds of $580,000. Each unit entitles the subscriber to receive 1.98% of the net proceeds from production attributable to the Company’s interest in certain wells located on the D Duck Prospect (Note 2). Each unit is convertible into shares of the Company’s common stock at a rate of 1 share for every $0.50 of investment. During the nine month period ended February 29, 2007, pursuant to EITF 98-5 and EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments,” the Company recorded the $406,000 intrinsic value of the beneficial conversion feature upon issuance. On February 6, 2008, the Company issued 1,160,000 shares of common stock upon the conversion of all 11.6 units.

7.	Stock Options

On October 31, 2007, the Company approved the 2007 Stock Option Plan (the “Plan”) to issue up to 3,000,000 shares to eligible employee, officers, directors and consultants. Pursuant to the Plan, the Company has granted stock options to certain directors and consultants. The Company granted 2,750,000 stock purchase options in November 2007. All of the options were granted pursuant to the Plan with 500,000 options exercisable for two years, 750,000 options exercisable for four years and 1,500,000 exercisable for five years. 250,000 options vested immediately 1,000,000 options vest in November 2008, 750,000 options vest in November 2009, and 750,000 options vest in November 2010.

The weighted average grant date fair value of stock options granted during the nine month periods ended February 29, 2008 and 2007 was $0.86 and $Nil per share, respectively. On February 26, 2008, the Company modified the terms of options outstanding. The weighted average grant date fair value of the modified stock options was $0.52 and the Company recognized an additional $37,404 of stock based compensation. No stock options were exercised during the nine month periods ended February 29, 2008 and 2007. During the nine month periods ended February 29, 2008 and 2007, the Company recorded stock-based compensation of $623,886 and $Nil, respectively, as general and administrative expense.

A summary of the Company’s stock option activity is as follows:

		Weighted	Weighted Average
	Number of	Average	Remaining	Aggregate
	Options	Exercise Price	Contractual Term	Intrinsic Value
		$		$
Outstanding, May 31, 2007	–	–
Granted	2,750,000	0.70
Outstanding, February 29, 2008	2,750,000	0.70	3.92	302,500
Exercisable, February 29, 2008	250,000	0.70	1.73	27,500

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Nine Month
Period Ended
February 29,
2008

Expected dividend yield	0%
Expected volatility	111%
Expected life (in years)	3.93
Risk-free interest rate	2.65%

As at February 29, 2008, there was $2,052,450 (May 31, 2007 - $Nil) of total unrecognized compensation costs related to nonvested share-based compensation arrangements granted under the Plan which are expected to be recognized over a weighted-average period of 2.10 years. The total fair value of shares vested during the periods ended February 29, 2008 and 2007 was $608,886 and $Nil, respectively.

Southern Star Energy Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited)

7.	Stock Options (continued)

A summary of the status of the Company’s nonvested shares as of February 29, 2008, and changes during the nine month period ended February 29, 2008, is presented below:

		Weighted-Average
		Grant-Date
	Number of	Fair Value
	Shares	$

Nonvested at May 31, 2007	–	–

Granted	2,750,000	0.52
Vested	(250,000)	0.39

Nonvested at February 29, 2008	2,500,000	0.53

8.	Common Stock

a)

On December 11, 2007, the Company issued 18,750 shares of common stock for $15,000 of consulting services described in Note 9(b). At February 29, 2008, $20,000 of consulting expense was included in common stock subscribed.

b)

On December 21, 2007 and January 15, 2008, the Company issued 5,523,277 and 1,724,666 shares of common stock respectively, upon the conversion of $2,862,417 of principal and accrued interest relating to the convertible debentures described in Note 4. Subsequent to February 29, 2008, the Company issued 18,000 shares of common stock for $9,000 of accrued interest included in common stock subscribed.

	c)	On February 6, 2008, the Company issued 6,710,001 shares of common stock upon the conversion of the $2,430,000 of convertible units described in Note 6.

9.	Commitments

a)

On February 27, 2007 the Company entered into a services agreement with a consultant who will provide consulting services in consideration for $140 per hour of services and 375,000 shares of the Company’s common stock. The Company is to issue 187,500 shares upon the generation of revenues from the D Duck Prospect in excess of all costs reasonably incurred in relation to the drilling of the well. The Company is also obligated to issue 187,500 shares to be held in escrow for a period of one year upon the D Duck Prospect generating more than 15 bullion cubic feet equivalent of natural gas or having reserves greater than $75,000,000 calculated on a 10% discounted cash flow. As at February 29, 2008, no shares have been issued under this services agreement.

b)

On May 3, 2007, the Company entered into a marketing agreement with RedChip Companies Inc. (“RedChip”) for an initial term of 12 months in consideration of $7,500 per month, and commencing August 1, 2007, an equivalent value of $5,000 per month payable in shares of the Company’s common stock, the value of which will be determined based upon the closing price of the shares as reported by StockWatch Inc. on the first business day of each quarterly period. The shares will be issued by the Company to RedChip on a quarterly basis no later than ten days after the first day of each subsequent quarter. A late fee of 5% of the monthly fee will be billed if the payment is received more than 15 days after the due date. On December 11, 2007, the Company issued 18,750 for $15,000 of consulting services shares pursuant to the consulting agreement and at February 29, 2008, $20,000 was included in common stock subscribed.

c)

On June 18, 2007, the Company entered into a services agreement with a financial advisor who will provide services related to assisting the Company in future financing activities in consideration of a 8% cash fee and a warrant to purchase the higher of 8% of the dollar amount or the number of equity securities issued in the financing or 8% of the face value of any debt securities sold in the financing on at least the following minimum terms and conditions: (i) purchase price of $0.01, (ii) exercise price set at the closing price of the Company’s common stock on the closing date of the financing; (iii) warrant term of 3 years; and (iv) the Company has the right on 15 days written notice to require the Warrant holder to exercise the Warrant so long as the closing price of the common shares of the Company equals or exceeds $1.75 per common share for at least 20 consecutive trading days prior to the date of the call notice. The Company paid an initial cash deposit of $25,000 to be set against expenses of the advisor, which has been recorded as a deferred cost at February 29, 2008. Upon successful completion of the future financing, this cost will be recorded as a reduction of additional paid-in capital. If the future financing is not successfully completed, this cost will be charged to the consolidated statement of operations.

Southern Star Energy Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited)

9.	Commitments (continued)

d)

On November 22, 2007, the Company entered into a consulting agreement with a company wholly owned by a director of the Company that will provide consulting services in consideration for $10,000 per month, options to purchase 750,000 shares of the Company’s common stock at $1.09 per share for 4 years and $60,000 upon the commercial production of each new well. On February 26, 2008, the Company reduced the exercise price of the options to $0.70 per share. In addition, if during the term of this agreement, the Company identifies an oil and gas property interest or well for potential exploration by the Company and retains the consultant, the consultant will be granted an overriding royalty of: 2% for leases where the Company has acquired a working interest of greater than 80%, 1.75% for leases where the Company has acquired a working interest of greater than 78% but less than 80%, 1.5% for leases where the Company has acquired a working interest of greater than 75% but less than 78%, 1.0% for leases where the Company has acquired a working interest of less than 75%.

e)

On November 22, 2007, the Company entered into a consulting agreement with a consultant who will provide consulting services in consideration for $175 per hour of services, options to purchase 500,000 shares of the Company’s common stock at $1.09 per share for 2 years and $25,000 upon the successful completion of three of the Company’s wells. On February 26, 2008, the Company reduced the exercise price of the options to $0.70 per share.

f)

On November 22, 2007, the Company entered into a consulting agreement with the President of the Company who will provide consulting services in consideration for $200 per hour of services to a maximum of $1,500 per day and $30,000 per month, options to purchase 1,500,000 shares of the Company’s common stock at $1.20 per share for 5 years and up to two bonus payments of $30,000 upon the successful completion of a new well outside the current D Duck Prospect or the acquisition of any property or financing of greater than $3,000,000. On February 26, 2008, the Company reduced the exercise price of the options to $0.70 per share. If the President completes an equity financing in excess of $5,000,000 the President will cease to be a consultant and will become an employee with a base salary of $240,000 per year. Subsequent to February 29, 2008, the President of the Company ceased to be a consultant and will become an employee of the Company effective May 1, 2008.

	g)	On January 1, 2008, the Company entered into a consulting agreement with the CEO of the Company to provide consulting services in exchange for $10,000 per month.

h)

On February 4, 2008, the Company entered into a lease agreement commencing May 1, 2008 for office premises for a 3 year term expiring May 1, 2011. Annual rent under the new lease is payable at $34,662 for the first year, $35,250 for the second year and $35,838 for the final year. The Company must also pay its share of building operating costs and taxes. Future minimum lease payments over the next three fiscal years are as follows:

2008	$2,889
2009	34,712
2010	35,299
2011	32,850

$105,750

10.	Subsequent Event

Subsequent to February 29, 2008, the Company issued 18,000 shares of common stock for $9,000 of accrued interest included in common stock subscribed (Note 8(b)).

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

Summary of Description of Business

     We are an exploration stage company engaged in the acquisition of prospective oil and gas properties. We conduct due diligence on potential acquisitions of suitable oil and gas properties and have acquired various leasehold rights from land owners in an area which comprises approximately 5,700 acres in the prospect area within Bossier Parish and Caddo Parish Louisiana, commonly referred to as the D Duck Prospect. Southern Star Energy currently holds a 40% working interest in the prospect area and is the operator of the prospect. We intend to undertake exploration and development drilling projects on the properties pursuant to the leasehold rights we have acquired within our prospect area. As partial owner of the working interest in and to the leasehold rights, we, together with the other interest holders, have the exclusive right to explore and exploit any oil and gas and mineral resources contained in the prospect area.

     The 100% working interest in the prospect is held by the following non-affiliated parties: Dynamic Resources Corp. holds a 20% working interest; Southern Star Operating holds a 40% working interest; and Ramshorn Investments, Inc. holds the remaining 40% interest. The working interest is subject to a royalty interest of approximately 24% for the leases in the prospect area. As a result, the holders of the working interest are entitled to receive 76% of any production from the prospect, less all exploration and development costs, and the holder of the royalty interest is entitled to the remaining 24% of any production. The royalty interest is not responsible for any exploration or development costs.

     To date, our company has drilled four wells, the Atkins Lincoln 18-1, the Atkins Etal 8-1 and the Atkins-Lincoln 18-2, all drilled to a depth of approximately 9,950 feet to test our primary objective Cotton Valley interval. We also drilled the Rendall 7-1 well drilled to a depth of approximately 5,000’ to test several shallow horizons. All three of the deep wells successfully tested their objectives. The 18-1 was placed on production in September, the 8-1 in November, and the 18-2 in early January, 2008. After evaluating several hydrocarbon shows, the Rendall 7-1 was P&A in December. We have also laid a 15,000’ gathering system and central processing and metering facility to service the three producers as well as provide for future wells and production. On February 24, 2008, our company spudded our fifth well, the Rendall 7-2 also targeting the Cotton Valley. As of February 29, 2008, the well was drilling without incident at 2264 feet. Immediately upon completion of the Rendall 7-2, our company plans to drill a sixth well, the Atkins-Lincoln 17-1.

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

Plan of Operation

     We are an exploration stage oil and gas company. We estimate our general operating expenses for the next twelve month period to be as follows:

Estimated Operating Expenses For the Next Twelve Month Period
Operating Expenses
Exploration Costs	$7,200,000
Employee and Consultant Compensation	$882,000
Professional Fees	$336,000
General and Administrative Expenses	$395,000
Total	$8,813,000

Exploration Costs

     Our property interests in the D Duck Prospect are presently considered underdeveloped acreage. We have successfully drilled four evaluation wells, consisting of the Atkins-Lincoln 18-1 well, the R.C. Atkins 8-1 well, the Atkins-Lincoln 18-2 well and the Rendall 7 well, the first three wells to a depth of approximately 9,950 feet and the fourth well to a depth of 5,000 feet. Based on the satisfactory results of our three deep Cotton Valley wells, we intend to continue to drill additional wells to define the core productive outlines of the acreage. Following these delineation wells, we intend to develop the prospect by drilling at least one well per 160 acres over as much of the prospect area as warranted. However, until we determine the extent of the productive limits of the project, we will not know the full extent of development costs to bring the acreage to production. We intend to drill two additional wells in our successful core area followed by step-out drilling to extend the productive limits of acreage. We estimate that our exploration costs during the next twelve month period will be approximately $7,200,000.

Employee and Consultant Compensation

     Our company is operated by William David Gibbs as Chief Executive Officer, President, Secretary and Treasurer, Hilda Kouvelis as Chief Financial Officer, and Bruce Ganer as Vice President of Exploration and Development. Each person provides their services through management companies pursuant to written agreements, the terms of which are described below. To reduce costs, we intend to continue to outsource our professional and personnel requirements by retaining consultants on an as-needed basis. Although we enter into consulting agreements periodically, we have entered into two long term consulting agreements with Larry Keller and Sierra Pine Resources International, Inc., a company wholly owned by Bruce Ganer, the terms of which are described below. We estimate that our consultant and related professional compensation expenses for the next twelve month period will be approximately $882,000.

     On November 27, 2007, we entered into an agreement with William David Gibbs, our Chief Executive Officer, President, Secretary and Treasurer. Pursuant to the terms of the agreement, we pay Mr. Gibbs $200 per hour for services provided as an executive officer of our company. Regardless of the number of hours worked in any day or calendar month, however, Mr. Gibbs is entitled to a maximum compensation of $1,500 per day and no more than $30,000 per calendar month. We also issued 1,500,000 stock options to Mr. Gibbs, each option of which entitles Mr. Gibbs to purchase one share of our common stock at a price of $1.20 per share, exercisable until November 9, 2012. Upon our company completing an equity financing of no less than $5 million, Mr. Gibbs will be paid a base salary of $240,000 per year and incentive bonuses as set forth in the agreement. Pursuant to an agreement dated November 2, 2007, we pay Hilda Kouvelis, our Chief Financial Officer, $175 per hour for all services provided.

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

On November 22, 2007, we entered into a consulting agreement with Larry Keller, whereby Larry Keller agreed to provide consulting services to our company for a consulting fee of $175 per hour and the grant of a stock option to purchase up to 500,000 shares of our common stock at a price of $1.09 per share, exercisable until November 22, 2009. We also agreed to pay a cash bonus of $25,000 per well upon the successful completion of our company’s following three wells: Lincoln Atkins 18-1; Lincoln Atkins 8-1; and Atkins 18-2. We pay Eric Boehnke, a director of our company, compensation of $10,000 per month pursuant to a consulting agreement dated January 1, 2008.

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

Liquidity and Capital Resources

     As of February 29, 2008, we had cash of $1,777,132 and $2,976,184 in current liabilities. The current liabilities consisted of accounts payable and accrued liabilities, advances and amounts due to related parties. We had working capital deficiency of approximately $1,029,248 as of February 29, 2008.

     To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows during the next twelve month period.

     From September through November 2007, several debt holders converted certain convertible debentures which eliminated our interest payable on such securities. On September 18, 2007, we issued a 10% $1,300,000 convertible debenture to Gobbet Management Inc. The debenture, which was due September 18, 2009, was converted into shares of common stock of our company at a conversion price of $0.50 per share. On November 16, 2007, Gobbet Management converted the principal amount of $1,300,000 plus $21,305.556 in interest into 2,642,611 shares of common stock of our company. We issued the 2,624,611 shares of common stock on December 21, 2007 and the remaining 18,000 shares of common stock on April 14, 2008. On November 16, 2007, Sovereign Services Limited converted the principal amount of $800,000 plus interest of $77,777.78 pursuant to a 10% convertible debenture due December 1, 2008, into 2,633,333 shares of common stock of our company. We issued the 2,633,333 shares of common stock on December 21, 2007. On November 16, 2007, Sovereign Services converted the principal amount of $600,000 plus interest of $63,333.33 pursuant to a 10% convertible debenture due November 1, 2008, into 265,333 shares of common stock of our company. We issued the 265,333 shares of common stock on December 21, 2007.

     We incurred a net loss of $818,732 for the three months ended February 29, 2008 as compared to a net loss of $1,676,466 for the three months ended February 28, 2007. As we anticipate that our estimated operating expenses for the next twelve months will be $8,813,000, we do not have sufficient working capital to enable us to complete our drilling program of exploration wells or to finance our normal operations for the next twelve month period. As a result, we will be required to raise additional funds through the issuance of equity securities or through debt financing in order to carry out our plan of operations for the next twelve month period. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates.

     Given that we have not achieved profitable operations to date, our cash requirements are subject to numerous contingencies and risk factors beyond our control, including operational and development risks, competition from well-

funded competitors, and our ability to manage growth. We can offer no assurance that our company will generate cash flow sufficient to achieve profitable operations or that our expenses will not exceed our projections. If our expenses exceed estimates, we will require additional monies during the next twelve months to execute our business plan.

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

Capital Expenditures

     As of February 29, 2008, our company had committed to the drilling of our next two delineation wells, the Rendall 7-2 and the Atkins Lincoln 17-1 wells at a net cost of $1,440,000. The planned drilling program identified in the discussion of our Plan of Operations will require a capital investment of $7,200,000. However, these projects are entirely discretionary and subject to available equity.

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

Going Concern

     These interim consolidated financial statements for the quarter ended February 29, 2008 as well as the audited financial statements included with our annual report filed with the Securities and Exchange Commission on August 28, 2007 have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. Accordingly, the audited financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern. In order to continue as a going concern, we require additional financing. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to continue as a going concern, we would likely be unable to realize the carrying value of our assets reflected in the balances set out in our financial statements.

Oil and Gas Properties

     Our company utilizes the full-cost method of accounting for petroleum and natural gas properties. Under this method, our company capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country by country basis. As of February 29, 2008, we had no properties with proven reserves. When our company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. Until such determination is made our company assesses annually whether impairment has occurred, and includes in the amortization base drilling exploratory dry holes associated with unproved properties.

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

     For unproven properties, our company excludes from capitalized costs subject to depletion, all costs directly associated with the acquisition and evaluation of the unproved property until it is determined whether or not proved reserves can be assigned to the property. Until such a determination is made, our company assesses the property at least annually to ascertain whether impairment has occurred. In assessing impairment our company considers factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. Our company adds the amount of impairment assessed to the cost to be amortized subject to the ceiling test. As of February 29, 2008, all of our company’s oil and gas properties were unproved and were excluded from amortization.

RECENT ACCOUNTING PRONOUNCEMENTS

There were no recent accounting pronouncements as at April 14, 2008 which materially affected our company.

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

     To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred a net loss of $818,732 for the three month period ended February 29, 2008, and a net loss of $4,714,010 from inception to February 29, 2008. As of February 29, 2008, we had a working capital deficiency of approximately $1,029,248. We do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

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

     Since inception through February 29, 2008, we have incurred aggregate losses of $4,714,010. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the general economic cycle, the market price of oil and gas and exploration and development costs. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations. Until such time as we generate revenues, we expect an increase in development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flow until our properties enter commercial production.

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

     As of February 29, 2008, the nine month period year covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

     There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended February 29, 2008 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     On April 14, 2008, we issued a total of 18,000 shares of common stock of our company to one investor. The 18,000 shares of our common stock were issued in reliance upon Regulation S and/or Section 4(2) of the United States Securities Act of 1933, as amended, in an offshore transaction to a non-US Person (as that term is defined in Rule 902 of Regulation S under the United States Securities Act of 1933, as amended).

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information

None.

Item 6. Exhibits.

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporation (incorporated by reference from our SB-2 filed on October 13, 2005)

3.2	Bylaws (incorporated by reference from our SB-2 filed on October 13, 2005)

3.3	Certificate of Correction (incorporated by reference from our SB-2 filed on October 13, 2005)

3.4	Articles of Merger filed with the Secretary of Sate of Nevada on November 7, 2006 and which is effective November 13, 2006 (incorporated by reference from our Current Report on Form 8-K filed on November 13, 2006)

3.5	Certificate of Change filed with the Secretary of State of Nevada on November 7, 2006 and which is effective November 13, 2006 (incorporated by reference from our Current Report on Form 8-K filed on November 13, 2006)

3.6	Certificate of Change filed with the Secretary of State of Nevada on April 2 2007 and which is effective April 2, 2007 (incorporated by reference from our Current Report on Form 8-K filed on April 4, 2007)

(4)	Instruments Defining the Rights of Securityholders including Indentures

4.1	Stock Option Plan (incorporated by reference from our Form 10-QSB filed on January 14, 2008)

(10)	Material Contracts

10.1	Subscription Agreement dated November 1, 2006 with Sovereign Services Limited (incorporated by reference from our Current Report on Form 8-K filed on November 9, 2006)

10.2	Convertible Debenture dated November 1, 2006 with Sovereign Services Limited (incorporated by reference from our Current Report on Form 8-K filed on November 9, 2006)

10.3	Assignment of Oil, Gas and Mineral Leases dated November 3, 2006 by Meagher Oil & Gas Properties, Inc. (incorporated by reference from our Current Report on Form 8-K filed on November 9, 2006)

10.4	Purchase and Sale Agreement dated November 2, 2006 with Dynamic Resources Corporation, Tyner Texas Operating Company, Tyner Texas Resources LP and Ramshorn Investments, Inc. (incorporated by reference from our Current Report on Form 8-K filed on January 3, 2007)

10.5	Restructuring Agreement dated November 6, 2006 with Southern Star Operating, Inc., Big Sky Management, Ltd., Eric Boehnke, Troy Mutter and Frank Hollmann (incorporated by reference from our Current Report on Form 8-K filed on November 9, 2006)

10.6	Amendment Agreement dated December 22, 2006 with Southern Star Operating, Inc., Big Sky Management, Ltd., Eric Boehnke, Troy Mutter and Frank Hollmann (incorporated by reference from our Current Report on Form 8-K filed on January 3, 2007)

10.7	Amended and Restated Subscription Agreement dated July 10, 2007 between our company and Venture Capital Asset Management Ag (incorporated by reference from our Current Report on Form 8-K filed on July 18, 2007)

10.8	Private Placement Subscription dated September 18, 2007 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on October 15, 2007)

10.9	Convertible Debenture dated September 18, 2007 (incorporated by reference from our Current Report on Form 8-K filed on November 21, 2007)

10.10	Letter Agreement dated November 7, 2007 with VirtualCFO, Inc. doing business as VCFO (incorporated by reference from our Current Report on Form 8-K filed on November 7, 2007)

10.11	Consulting Agreement dated November 22, 2007 with Larry Keller (incorporated by reference from our Current Report on Form 8-K filed on December 6, 2007)

10.12	Stock Option and Subscription Agreement dated November 22, 2007 with Larry Keller (incorporated by reference from our Current Report on Form 8-K filed on December 6, 2007)

10.13	Consulting Agreement dated November 22, 2007 with Sierra Pine International, Inc. (incorporated by reference from our Current Report on Form 8-K filed on December 10, 2007)

10.14	Stock Option and Subscription Agreement dated November 22, 2007 with Sierra Pine International, Inc. (incorporated by reference from our Current Report on Form 8-K filed on December 10, 2007)

10.15	Agreement dated November 9, 2007 with William David Gibbs (incorporated by reference from our Current Report on Form 8-K filed on December 3, 2007)

10.16	Stock Option and Subscription Agreement dated November 27, 2007 with William David Gibbs (incorporated by reference from our Current Report on Form 8-K filed on December 3, 2007)

10.17	Consulting Agreement dated January 1, 2008 with Big Sky Management Ltd. (incorporated by reference from our Current Report on Form 8-K filed on January 7, 2008)

10.18*	Crude Oil Purchase Agreement dated December 31, 2007 with Texon LP.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of William David Gibbs.

31.2*	Certification of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Hilda Kouvelis.

(32)	Section 1350 Certifications

32.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of William David Gibbs and Hilda Kouvelis.

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN STAR ENERGY INC.

/s/ William David Gibbs
By: William David Gibbs, Chief Executive officer,
President, Secretary and Treasurer
(Principal Executive Officer)
Dated: April 15, 2008

/s/ Hilda Kouvelis
By: Hilda Kouvelis, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Dated: April 15, 2008