Form 10KSB
period 2008-05-31
SOUTHERN STAR ENERGY INC.
filed 2008-08-29
CIK 1341315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 000-52106

SOUTHERN STAR ENERGY INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	20-2514234
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 Cypress Station Drive, Suite 152
Houston, Texas	77090
(Address of Principal Executive Offices)	(Zip Code)

(832) 375-0330

(Registrant’s Telephone Number, including Area Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: Common Stock, $0.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No  ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

 Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No  ☒

 State issuer’s revenues for its most recent fiscal year: NIL

The aggregate market value of the 30,618,987 shares of the registrant’s common equity (both voting and non-voting) held by non-affiliates, based on an average bid and asked price for the registrant’s common equity on August 12, 2008 as quoted on the OTCBB Exchange, was $27,097,803.

As of August 14, 2008, the registrant had 44,828,988 shares of common stock issued and outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-KSB and the exhibits attached hereto contain certain statements that constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concern our anticipated results and developments in our operations in future periods, planned exploration and development of our properties, plans related to our business and matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. We use words like “expects,” “believes,” “intends,” “anticipates,” “plans,” “targets,” “projects” or “estimates” in this annual report. When used, these words and other, similar words and phrases or statements that an event, action or result “will,” “may,” “could,” or “should” occur, be taken or be achieved, identify “forward-looking” statements. Such forward-looking statements are subject to certain risks and uncertainties, both known and unknown, and assumptions, including, without limitation, risks related to:

•	our requirement for significant additional capital;
•	the fact that we historically incurred losses and expect to incur additional losses in the future;
•	our limited operating history in oil and natural gas production;
•	delays in development or production curtailment affecting our material properties;
•	our potential inability to successfully drill wells that can produce oil or natural gas in commercially viable quantities;
•	the greater risks we face as an exploration company;
•	fluctuations in the actual quantities and present value of our proved reserves;
•	the imprecise nature of estimating proved natural gas and oil reserves, future downward revisions of proved reserves and increased drilling expenditures without additions to proved reserves;
•	the declining of our reserves and production;
•	our inability to insure against all risks related to our operations;
•	market conditions or operational impediments;
•	our reliance on independent experts and technical or operational service providers;
•	our use of 3-D seismic data;
•	the fact that our interests are held in the form of leases;
•	the fact that our properties may not produce oil or natural gas as projected;
•	our lack of asset and geographic diversification;
•	potential conflicts of interest of our officers and directors;
•	our dependence on a number of key personnel;
•	our potential inability to recruit qualified managerial and field personnel;
•	the fact that our debt instruments are secured by substantially all of our assets and impose certain restrictions;
•	the potential that our internal control over financial reporting may be found to be deficient;
•	competition in the oil and natural gas industry;
•	price volatility of oil and gas commodities;
•	oil and natural gas transportation facilities;
•	environmental regulation of exploration and drilling operations;
•	decline in oil and natural gas prices;
•	seasonal demand for our products;
•	the complex laws and regulations that govern the oil and natural gas industry;
•	the unavailability or high cost of rigs, equipment, supplies, personnel and services; and
•	our common stock.

The preceding bullets outline some of the risks and uncertainties that may affect our forward-looking statements. For a full description of risks and uncertainties, see the sections elsewhere in this Form 10-KSB entitled “Risk Factors”, “Description of the Business” and “Management's Discussion and Analysis”. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected.

Our management has included projections and estimates in this annual report, which are based primarily on management's experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the Securities and Exchange Commission or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS.

As used in this annual report, and unless otherwise indicated, the terms "we", "us" and "our" refer to Southern Star Energy Inc. and our wholly-owned subsidiary, Southern Star Operating Inc.

Business Development

We are an exploration stage company engaged in the acquisition, exploration and exploitation of prospective oil and gas properties. We currently hold a 40% working interest in 5,300 acres in the area within the Cotton Valley of Bossier Parish Louisiana, commonly referred to as the Sentell Field. Initial drilling in the field has resulted in Proved Reserves of 3.6 BCfe (billions of cubic-feet equivalent) and net production of 700 MCFED (thousands of cubic-feet equivalent per day).

We were incorporated in the State of Nevada on February 7, 2005 under the name "Surge Enterprises, Inc." and commenced operations on April 13, 2005 commensurate with the incorporation of our wholly-owned subsidiary, Surge Marketing Corp. Surge Marketing was incorporated in British Columbia, Canada, on April 13, 2005, at which time it commenced development of a software product called LinkSurge.

In 2006, as management of our company investigated opportunities and challenges in our software business, management realized that the business did not present the best opportunity for our company to realize value for our shareholders. Our company identified the oil and gas business as a viable business opportunity. As a result of the prospects of the oil and gas industry and the inability of our company to generate substantial revenues from the software business, our board of directors decided to transition the business to the oil and gas sector. The difficulties with our software business largely resulted from our inability to obtain sufficient market share as a result of intense competition in the software industry from search engine technology companies and from competitors offering consulting services related thereto.

We incorporated Southern Star Operating Inc., a private Louisiana corporation, on October 27, 2006, in anticipation of developing our oil and gas business. In addition, we incorporated Southern Star Energy Inc., a private Nevada corporation and wholly-owned subsidiary of our company on October 30, 2006, for the sole purpose of effecting a name change through a merger with our Nevada subsidiary. On November 13, 2006, we merged our Nevada subsidiary with and into our company, with our company continuing on as the surviving corporation under the name Southern Star Energy Inc.

On November 1, 2006, our board of directors approved a seven point five (7.5) for one (1) forward stock split of our authorized, issued and outstanding common stock. The forward stock split was effected with the Nevada Secretary of State on November 13, 2006. As a result, our authorized capital increased from 75,000,000 to 562,500,000 shares of common stock with a par value of $0.001. The name change and forward stock split became effective with NASD's Over-the-Counter Bulletin Board at the opening of the market on November 13, 2006, under the new stock symbol "SSEG".

In November 2006, our wholly-owned subsidiary, Southern Star Operating, entered into a purchase and sale agreement with Dynamic Resources Corporation, Tyner Texas Operating Company, Tyner Texas Resources LP and Ramshorn Investments, Inc. Pursuant to the purchase and sale agreement, Southern Star Operating acquired a 20% contractual interest in the Sentell Field prospect area in Bossier Parish, Louisiana from Tyner Texas Resources and Tyner Texas Operating in consideration for the payment of $290,962.27. In addition, Southern Star Operating was appointed as operator of the prospect following the resignation of Tyner Texas Operating Company.

On December 22, 2006, we entered into an Amendment Agreement with Southern Star Operating, Big Sky Management, Ltd., Eric Boehnke, Troy Mutter and Frank Hollmann to amend the terms of the Restructuring Agreement dated November 6, 2006. Prior to entering into the Amendment Agreement, the Restructuring Agreement stated that Big Sky Management assigned all of its rights to a 40% contractual interest in the Sentell Field to Southern Star Operating even though Big Sky Management only held a 20% interest. The parties entered into the Amendment Agreement to correct the error and clarify that Big Sky Management transferred all of its 20% contractual interest in the prospect, not 40%.

Southern Star Energy holds a 40% working interest in the Sentell Field as a result of the acquisition of the 20% interest under the purchase and sale agreement and the 20% interest under the restructuring agreement, as amended.

On March 22, 2007, we effected a forward stock split of our authorized, issued and outstanding common stock with the Secretary of State of Nevada, whereby each one (1) share of our common stock prior to the stock split was equal to one and one-half (1.5) shares of common stock after the effective date of the stock split. As a result, our authorized capital increased from 562,500,000 shares of common stock with a par value of $0.001 to 843,750,000 shares of common stock with a par value of $0.001. The forward stock split became effective with NASD's Over-the-Counter Bulletin Board at the opening of the market on April 4, 2007 under the new stock symbol "SSEY".

On April 5, 2007, we disposed of our interest in our former wholly-owned subsidiary Surge Marketing Corp. in accordance with the terms of a restructuring agreement dated November 6, 2006, as amended. As of that date, we ceased all operations associated with our former software business.

Business of Issuer

We are an exploration stage company engaged in the acquisition, exploration and exploitation of prospective oil and gas properties. We currently hold 5,300 acres in the Cotton Valley north of Shreveport in Bossier Parish Louisiana, commonly referred to as the Sentell Field. Initial drilling in the field has resulted in Proved Reserves of 3.6 BCfe (billions of cubic-feet equivalent) and net production of 700 MCFED (thousand cubic-feet equivalent per day). Southern Star Energy currently holds a 40% working interest in the Sentell Field. Southern Star Operating, our wholly owned subsidiary, is the operator of the field by virtue of a contract operating agreement. We are undertaking exploration activities and are in the early stages of developing the properties pursuant to the leasehold rights we have acquired within the Sentell Field. As partial owner of the working interest in and to the leasehold rights, we, together with the other interest holders, have the exclusive right to explore and exploit any oil and gas and mineral resources contained in the Sentell Field.

Through the contractual arrangements governing the acquisition of leasehold interests in Sentell Field, Meagher Oil and Gas, an independent leasing agent, acquired, then reassigned the 100% working interest in the leasehold positions covering the Sentell Field to the following non-affiliated parties: Dynamic Resources Corp. holds a 20% working interest; Southern Star Energy holds a 40% working interest; and Ramshorn Investments, Inc. holds the remaining 40% working interest. The leases in the field are subject to a royalty interest of approximately 24%. As a result, the holders of the working interests are entitled to receive 76% of any gross production revenues from the field, less all exploration and development costs, and the holders of the royalty interest are entitled to the remaining 24%. The royalty interests are held by various individual lessors and other entities. The royalty interest holders are not responsible for any exploration or development costs.

On January 22, 2007, we entered into an oil and gas services agreement with Sunland Production Company pursuant to which we appointed Sunland Production as operator of our property interests in the Sentell Field. In consideration for such services, we agreed to pay Sunland Production certain fees as set out in the agreement, including a drilling fee of $6,500 per month, a supervision fee of $650 per month and $850 per day for any engineering services incurred. The agreement was terminated in the 4th quarter of 2007.

Beginning in November 2007, the Company added the necessary staffing to directly control field operations.

To date, our company has drilled six wells, five of which are now producing:

(a)

Atkins-Lincoln 18-1 – Completed in the Upper Davis section of the Cotton Valley. Drilled to a depth of 9,900 feet to test our primary objective Cotton Valley interval, which it successfully tested. Placed into production in September 2007. The well was additionally stimulated with a successful high rate “slick water” fracture treatment in May 2008. The well was restored to production on June 5, 2008. Currently producing 200 MCFED (thousands of cubic-feet equivalent per day).

(b)

Atkins Etal 8-1 – Completed in the Upper and Lower Davis section of the Cotton Valley. Drilled to a depth of 9,900 feet to test our primary objective Cotton Valley interval, which it successfully tested. Placed into production in November 2007. The well was additionally stimulated with a successful high rate “slick water” fracture treatment to help stimulate the Upper Davis section in May 2008. The well was restored to production on June 4, 2008. Currently producing 175 MCFED.

(c)

Atkins-Lincoln 18-2 – Completed in the Upper Davis section of the Cotton Valley. Drilled to a depth of 9,550 feet to test our primary objective Cotton Valley interval, which it successfully tested. The well was stimulated with a successful high rate “slick water” fracture treatment and placed into production on January 11, 2008. Currently producing 300 MCFED.

(d)	Rendall 7-1 – Drilled to a depth of approximately 5,000 feet to test several shallow horizons. After evaluating several hydrocarbon shows, the Rendall 7-1 was plugged and abandoned in December 2007.
(e)

Rendall 7-2 – Spudded on February 24, 2008 and also targeting the Cotton Valley sands. Reached its planned total depth of 9,500 feet on March 10, 2008. On April 7 and 14, 2008, we successfully completed two stages of very large volume, high rate “slick water” fracture treatments on this well. The well was placed into production on April 25, 2008. Currently producing 1,375 MCFED.

(f)

Atkins-Lincoln 17-1 – Spudded on March 19, 2008 and also targeting the Cotton Valley sands. Reached its planned total depth of 9,500 feet on March 30, 2008. On April 21 and 28, 2008, we successfully completed two stages of very large volume, high rate “slick water” fracture treatments on this well. The well was placed into production on May 22, 2008. Currently producing 290 MCFED.

We have also laid a 15,000 foot gathering system and central processing and metering facility to service the five producing wells.

Also, we are actively evaluating the potential for drilling and producing natural gas from the Haynesville Shale, an emerging natural gas play, in our Sentell Field. Numerous vertical and horizontal wells have been drilled, logged and put into production from the Haynesville formation within a 30-mile radius of Southern Star's Sentell Field. Our 5,300-acre Sentell Field has the potential for about 35 Haynesville wells positioned on 160-acre spacing. There are no probable or possible reserve estimates for the Haynesville Shale potential in our year-end 2008 reserve report.

Business Strategy

Our business strategy to date has been largely focused on evaluating and exploiting our existing leasehold position and positioning the company for continuing growth. To that end, during this past year we have executed a successful pilot project in the Cotton Valley formation, established the necessary operational and marketing infrastructure to place the field on production, and prepared the project to initiate full scale development during the upcoming year. As of August, 2008, we have engaged a drilling contractor on a long-term basis to begin drilling development wells into the Cotton Valley formation on a regularly spaced pattern. In addition to initiation of the Cotton Valley pattern development, strategically located wells will also evaluate several shallower potential hydrocarbon bearing strata. Selected locations are also targeted to be deepened into the Haynesville Shale interval for resource evaluation.

The Company is also engaged in an aggressive business development effort to identify and secure additional acreage in the East Texas Basin in Northeast Texas and Northwest Louisiana with similar characteristics as our current project as well as other attractive opportunities in the Louisiana and Texas Gulf Coast region.

Market and Customers

The Company markets its products directly in the field through short-term, 30 day “evergreen” contracts tied to the prevailing spot market for the area.

The primary product, natural gas, is sold through a “piggy-back” arrangement utilizing V.E. Faulconer, Inc.’s interconnect to Centerpoint Energy’s mainline distribution facilities located within the Sentell Field. The contract with Faulconer is a direct passthrough of revenues from Centerpoint less a $0.25 per mcf operating expense fee. Faulconer’s contract with Centerpoint is an index based pricing mechanism less 1.5% for fuel and shrinkage. The pricing mechanism is the CEGT North Louisiana Monthly Index as published in industry publications. Both the agreement with Faulconer and with Centerpoint are cancellable on 30 days notice. Natural gas revenue represents approximately 80% of field revenues.

Condensate production is also marketed directly in the field through truck loadout facilities at each wellhead location. The Company has an arrangement with Texon, L.P. on a 30 day “evergreen” basis to purchase crude oil and condensate at an industry established “posted” price less a transportation and handling deduction (currently $1.65 per barrel). The price posting is established on a monthly basis. The agreement with Texon is cancellable on 30 days notice. Crude and condensate revenue represents approximately 15% of the field revenues.

The Company also produces a small amount of natural gas liquids as part of the natural gas cleaning and stripping operations required by Centerpoint for gas quality control. Natural Gas Liquids are stored on location and sold on a spot basis as required. Martin Gas Sales purchases the product mix at prevailing posted prices less a transportation and handling fee (currently approximately $0.20 per gallon). The agreement with Martin is cancellable on 30 days notice. Natural gas liquid products revenue represents approximately 5% of the field revenues.

Competition

The oil and gas industry is intensely competitive. We compete with numerous individuals and companies, including many major oil and gas companies, which have substantially greater technical, financial and operational resources and staff. Accordingly, there is a high degree of competition for desirable oil and gas leases, suitable properties for drilling operations and necessary drilling equipment, as well as for access to funds. There are other competitors that have operations in our focus areas and the presence of these competitors could adversely affect our ability to acquire additional leases.

Government Regulations

The exploration and development of oil and gas properties is subject to various United States federal, state and local governmental regulations. Our company may, from time to time, be required to obtain licenses and permits from, or to pay certain bonds to, various governmental authorities in regards to the exploration of our property interests.

Regulations affecting production

All of the states in which we operate or may operate generally require permits for drilling operations, require drilling bonds and reports concerning operations and impose other requirements relating to the exploration and production of oil and gas. Such states also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and gas properties, the establishment of maximum rates of production from oil and gas wells, the spacing, plugging and abandonment of such wells, restrictions on venting or flaring natural gas and requirements regarding the ratability of production.

These laws and regulations may limit the amount of oil and natural gas we can produce from our wells and may limit the number of wells or the locations at which we can drill. Moreover, many states impose a production or severance tax with respect to the production and sale of oil and natural gas within their jurisdiction. States do not generally regulate wellhead prices or engage in other, similar direct economic regulation of production, but there can be no assurance they will not do so in the future.

In the event we conduct operations on federal, state or Indian oil and natural gas leases, our operations may be required to comply with additional regulatory restrictions, including various nondiscrimination statutes, royalty and related valuation requirements, and on-site security regulations and other appropriate permits issued by the Bureau of Land Management (“BLM”) or other relevant federal or state agencies.

Regulations affecting sales

The sales prices of oil, natural gas liquids and natural gas are not presently regulated, but rather are set by the market. We cannot predict, however, whether new legislation to regulate the price of energy commodities might be proposed, what proposals, if any, might actually be enacted by Congress or the various state legislatures, and what effect, if any, the proposals might have on the operations of the underlying properties.

Under the Energy Policy Act of 2005, the Federal Energy Regulatory Commission (“FERC”) possesses regulatory oversight over natural gas markets, including the purchase, sale and transportation of natural gas by “any entity.” The Commodity Futures Trading Commission (“CFTC”) also holds authority to monitor certain segments of the physical and futures energy commodities market pursuant to the Commodity Exchange Act. With regard to our physical purchases and sales of natural gas, natural gas liquids and crude oil, our gathering of these energy commodities, and any related hedging activities that we undertake, we are required to observe these anti-market manipulation laws and related regulations enforced by FERC and/or the CFTC. These agencies hold substantial enforcement authority, including the ability to assess civil penalties of up to $1 million per day per violation, to order disgorgement of profits and to recommend criminal penalties. Should we violate the anti-market manipulation laws and regulations, we could also be subject to related third-party damage claims by, among others, sellers, royalty owners and taxing authorities.

The price we receive from the sale of oil and natural gas liquids is affected by the cost of transporting those products to market. The FERC regulates interstate natural gas transportation rates and service conditions, which affect the marketing of gas we produce, as well as the revenues we receive for sales of such production. The price and terms of access to pipeline transportation are subject to extensive federal and state regulation. The FERC is continually proposing and implementing new rules and regulations affecting interstate transportation. These initiatives also may affect the intrastate transportation of natural gas under certain circumstances. The stated purpose of many of these regulatory changes is to promote competition among the various sectors of the natural gas industry. We do not believe that we will be affected by any such FERC action in a manner materially differently than other natural gas producers in our areas of operation.

Interstate transportation rates for oil, natural gas liquids and other products is also regulated by the FERC. The FERC has established an indexing system for such transportation, which allows such pipelines to take an annual inflation-based rate increase. We are not able to predict with any certainty what effect, if any, these regulations will have on us, but, other factors being equal, the regulations may, over time, tend to increase transportation costs which may have the effect of reducing wellhead prices for oil and natural gas liquids.

Environmental Matters

Our operations pertaining to oil and gas exploration, production and related activities are subject to numerous and constantly changing federal, state and local laws governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of certain permits prior to or in connection with our operations, restrict or prohibit the types, quantities and concentration of substances that we can release into the environment, restrict or prohibit activities that could impact wetlands, endangered or threatened species or other protected areas or natural resources, require some degree of remedial action to mitigate pollution from former operations, such as pit cleanups and plugging abandoned wells, and impose substantial liabilities for pollution resulting from our operations. Such laws and regulations may substantially increase the cost of our operations and may prevent or delay the commencement or continuation of a given project and thus generally could have a material adverse effect upon our capital expenditures, earnings, or competitive position. Violation of these laws and regulations could result in significant fines or penalties.

Some of our operations are located in environmentally sensitive environments. We believe that we are in substantial compliance with current applicable environmental laws and regulations, and the cost of compliance with such laws and regulations has not been material and is not expected to be material during 2008. We do not believe that we will be required to incur any material capital expenditures to comply with existing environmental requirements.

Nevertheless, changes in existing environmental laws and regulations or in the interpretations thereof could have a significant impact on our operations, as well as the oil and gas industry in general. For instance, any changes in environmental laws and regulations that result in more stringent and costly waste handling, storage, transport, disposal or clean-up requirements could have a material adverse impact on our operations.

Hazardous Substances

The Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), also known as the “Superfund” law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to have contributed to the release of a “hazardous substance” into the environment. These persons include the owner or operator of the disposal site or the site where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances at the site where the release occurred. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

We are able to control directly the operation of only those wells with respect to which we act as operator. Notwithstanding our lack of direct control over wells operated by others, the failure of an operator other than us to comply with applicable environmental regulations may, in certain circumstances, be attributed to us. We are not aware of any liabilities for which we may be held responsible that would materially and adversely affect us. At this time, we operate all of the wells that we own.

Waste Handling

The Resource Conservation and Recovery Act (“RCRA”), and analogous state laws, impose detailed requirements for the handling, storage, treatment and disposal of hazardous and solid wastes. RCRA specifically excludes drilling fluids, produced waters, and other wastes associated with the exploration, development, or production of crude oil, natural gas or geothermal energy from regulation as hazardous wastes. However, these wastes may be regulated by the U.S. Environmental Protection Agency (“EPA”) or state agencies as solid wastes. Moreover, many ordinary industrial wastes, such as paint wastes, waste solvents, laboratory wastes and waste compressor oils, are regulated as hazardous wastes. Although the costs of managing hazardous waste may be significant, we do not believe that our costs in this regard are materially more burdensome than those for similarly situated companies.

Air Emissions

The Federal Clean Air Act and comparable state laws and regulations impose restrictions on emissions of air pollutants from various industrial sources, including compressor stations and natural gas processing facilities, and also impose various monitoring and reporting requirements. Such laws and regulations may require that we obtain pre-approval for the construction or modification of certain projects or facilities expected to produce air emissions or result in the increase of existing air emissions, obtain and strictly comply with air permits containing various emissions and operational limits, or utilize specific emission control technologies to limit emissions. Our failure to comply with these requirements could subject us to monetary penalties, injunctions, conditions or restrictions on operations, and potentially criminal enforcement actions. Capital expenditures for air pollution equipment may be required in connection with maintaining or obtaining operating permits and approvals relating to air emissions at facilities owned or operated by us. We do not believe that our operations will be materially adversely affected by any such requirements.

Water Discharges

The Federal Water Pollution Control Act (“Clean Water Act”) and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by EPA or an analogous state agency. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations. In addition, the United States Oil Pollution Act of 1990 (“OPA”) and similar legislation enacted in Texas, Louisiana and other coastal states impose oil spill prevention and control requirements and significantly expand liability for damages resulting from oil spills. OPA imposes strict and, with limited exceptions, joint and several liabilities upon each responsible party for oil spill response and removal costs and a variety of public and private damages.

Global Warming and Climate Change

In response to recent studies suggesting that emissions of carbon dioxide and certain other gases may be contributing to warming of the Earth’s atmosphere, the current session of the U.S. Congress is considering adoption of climate change-related legislation that would restrict emissions of “greenhouse gases.” One bill recently approved by the Senate Committee on Environment and Public Works would require a 70% reduction in emissions of greenhouse gases from sources within the United States between 2012 and 2050. In addition, at least 20 states have already taken legal measures to reduce emissions of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs. In California, for example, the California Global Warming Solutions Act of 2006 requires the California Air Resources Board to adopt regulations by 2012 that will achieve an overall reduction in greenhouse gas emissions from all sources in California of 25% by 2020. Also, as a result of the U.S. Supreme Court’s decision on April 2, 2007 in Massachusetts, et al. v. EPA, the EPA may be required to regulate carbon dioxide and other greenhouse gas emissions from mobile sources (e.g., cars and trucks) even if Congress does not adopt new legislation specifically addressing emissions of greenhouse gases.

Depending on the legislation or regulatory program that may be adopted to address emissions of greenhouse gases, we could be required to reduce greenhouse gas emissions resulting from our operations or we could be required to purchase and surrender allowances for greenhouse gas emissions associated with our operations or the oil and gas we produce. Although we would not be impacted to a greater degree than other similarly situated producers of oil and gas, a stringent greenhouse gas control program could have an adverse effect on our cost of doing business and could reduce demand for the oil and gas we produce.

Employees

Currently we employ William David Gibbs as our President, CEO, Interim CFO, Secretary, Treasurer and Director, Douglas M. Harwell as our Operations Manager, and Rae Lynn Wertz as our Manager of Administration. We have no other employees and conduct most of our business through agreements with consultants and third parties. Mr. Gibbs, Mr. Harwell, and Ms. Wertz have employment agreements with us. The terms of Mr. Gibbs’ and Mr. Harwell’s agreements are discussed in the section titled “Executive Compensation”.

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

Risks Relating to the Company

We will require significant additional capital, which may not be available to us on favorable terms, or at all.

As at May 31, 2008, we had a working capital deficit of $2,218,117. The working capital deficit resulted from drilling expenses for two wells and a workover program on three other wells during the fiscal year ended May 31, 2008. Subsequent to May 31, 2008, we entered into a credit facility with Macquarie Bank and drew down an initial $2.5 million to fund the drilling programs and reduce the working capital deficit. We also drew down an additional $880,000 to fund our 40% working interest share of the estimated costs of drilling and completing new wells in the Sentell Field. Future acquisitions and future exploration, development and production activities will require a substantial amount of additional working capital and cash flow. Our plan of operations for the fiscal year ending May 31, 2009 contemplates operating expenses of $15,148,000 for the development of existing properties and the costs and expenses associated therewith. We expect that our current cash balances and cash flow from operations will be sufficient only to provide a limited amount of working capital, and the anticipated revenues generated from our properties will not alone be sufficient to fund our operations or planned growth. As a result, we will need to seek alternative sources of capital, by either entering into joint ventures with other exploration and production companies or by undertaking financing activities. We expect that we will need to raise additional funds of approximately $10,500,000 in the future in order to fund our plan of operation for the fiscal year ending May 31, 2009, which may not be available in amounts or on terms acceptable to us, if at all.

If we borrow additional funds, we will likely be obligated to make periodic interest or other debt service payments and may be subject to additional restrictive covenants. The ability to borrow additional funds is dependent on a number of variables, including our proved reserves, and assumptions regarding the price at which oil and natural gas can be sold. Should we elect to raise additional capital through the issuance and sale of equity securities, the sales may be at prices below the market price of our stock, and our shareholders may suffer significant dilution. Our failure to obtain financing on a timely basis or on favorable terms could result in the loss or substantial dilution of our interests in our properties as disclosed in this Form 10-KSB. In addition, the failure of any of us or our partners to obtain any required financing could adversely affect our ability to complete the exploration or development of our projects on a timely basis. This could result in the curtailment of operations relating to exploration and development of our prospects, which in turn could lead to a possible loss of properties and a decline in our natural gas and oil reserves.

We have historically incurred losses and expect to incur additional losses in the future. It is difficult for us to forecast when we will achieve profitability, if ever.

We have historically incurred losses from operations during our time in the oil and natural gas business. As of May 31, 2008, we had a cumulative deficit of $5,685,474. While we have developed some of our Sentell Field property, most of our acreage is in the exploration stage and, to date, we have established a limited volume of proved reserves on our property. To become profitable, we would need to be successful in our acquisition, exploration, development and production activities, all of which are subject to many risks beyond our control. We cannot assure you that we will successfully implement our business plan or that we will achieve commercial profitability in the future. Even if we become profitable, we cannot assure you that our profitability will be sustainable or increase on a periodic basis. In addition, should we be unable to continue as a going concern, realization of assets and settlement of liabilities in other than the normal course of business may be at amounts significantly different from those in the financial statements included in this Form 10-KSB. Finally, due to our limited history in the oil and natural gas business, we have limited historical financial and operating information available to help you evaluate our performance or an investment in our common stock.

We have a very limited history of operations in oil and natural gas exploration and production and accordingly may not be successful in carrying out our business objectives.

We were incorporated in the State of Nevada on February 21, 2006 as Surge Enterprises, Inc., a British Columbia based software company. In November 2006, we completed a restructuring and shifted our core business and strategic focus to the exploration and development of oil and natural gas reserves in the United States.

We have raised limited financing and have incurred operating losses since our inception. We have no track record of successful oil and gas exploration and development activities that would allow an investor to assess the likelihood of us, or guarantee that we will be successful, as an oil and natural gas exploration and production company. We may fail to achieve or maintain successful operations, even in favorable market conditions. There is a substantial risk that we will not be successful in our exploration activities, or if initially successful, in thereafter generating any operating revenues or otherwise achieving sustained and recurring operating cash flows.

To address the risks and uncertainties associated with our limited history, we must (i) successfully execute our business strategy; (ii) continue to develop our oil exploration and production assets; respond to competitive developments; and (iv) attract, integrate, retain and motivate qualified personnel. We may be unable to accomplish one or more of these objectives, which could cause our business to suffer. In addition, accomplishing one or more of these objectives might be very expensive, which could harm our financial results. As a result, there can be no assurance that we will be successful in our oil and natural gas activities. Our future performance will depend upon our management and our ability to locate and negotiate additional oil and natural gas opportunities in which we are solely involved or participate in as a project partner. There can be no assurance that we will be successful in our efforts. Our inability to locate additional opportunities, successfully execute our business strategy, hire additional management and other personnel, or respond to competitive developments, could have a material adverse effect on our results of operations.

Delays in development or production curtailment affecting our material properties may adversely affect our financial position and results of operations.

The size of our operations and our capital expenditure budget limits the number of wells that we can develop in any given year. Complications in the development of any single material well may result in a material adverse affect on our financial condition and results of operations. In addition, a relatively small number of wells contribute a substantial portion of our production. If we were to experience operational problems resulting in the curtailment of production in any of these wells, our total production levels would be adversely affected, which would have a material adverse affect on our financial condition and results of operations.

We may not be able to successfully drill wells that can produce oil or natural gas in commercially viable quantities.

We cannot assure you that we will be able to successfully drill wells that can produce commercial quantities of oil and natural gas in the future. The total cost of drilling, completing and operating a well is uncertain before drilling commences. Overruns in budgeted expenditures is a common risk that can make a particular project uneconomical. The use of seismic data and other technologies and the study of producing fields in the same area will not enable us to know conclusively prior to drilling whether oil or natural gas will be present or, if present, whether oil or natural gas will be present in commercial quantities. Our use of seismic data is subject to interpretation and may not accurately identify the presence of natural gas and oil. Further, many factors may curtail, delay or cancel drilling, including the following:

•	our limited history of drilling wells;
•	delays and restrictions imposed by or resulting from compliance with regulatory requirements;
•	pressure or irregularities in geological formations;
•	shortages of or delays in obtaining equipment and qualified personnel;
•	equipment failures or accidents;
•	adverse weather conditions;
•	reductions in oil and natural gas prices;
•	land title problems; and
•	limitations in the market for oil and natural gas.

Any of these risks can cause substantial losses, including personal injury or loss of life, damage to or destruction of property, natural resources and equipment, pollution, environmental contamination or loss of wells and other regulatory penalties. The occurrence of any of these events could negatively affect our ability to successfully drill wells that can produce oil or natural gas in commercially viable quantities.

While our management team has considerable industry experience, we have limited experience as a company as an operator of wells. If we fail to successfully manage our drilling and exploration programs or fail to successfully operate our wells, we may not obtain sufficient revenues to earn a profit. From 2006 through May 31, 2008, we participated in drilling a total of 6 gross wells, of which 5 were completed as producing and 1 was identified as a dry hole. If we drill a disproportionate number of additional wells that we identify as dry holes in the Sentell Field or future prospects, we may materially harm our business.

Our focus on exploration activities exposes us to greater risks than are generally encountered in later-stage oil and natural gas property development businesses.

Much of our current activity involves drilling exploratory wells on parts of our property with limited or no proved oil and natural gas reserves. While all drilling, whether developmental or exploratory, involves risks, exploratory drilling involves greater risks of dry holes or failure to find commercial quantities of oil and natural gas. The economic success of any project will depend on numerous factors, including:

•	our ability to drill, complete and operate wells;
•	our ability to estimate the volumes of recoverable reserves relating to individual projects;
•	rates of future production;
•	future commodity prices; and
•	investment and operating costs and possible environmental liabilities.

All of these factors may impact whether a project will generate cash flows sufficient to provide a suitable return on investment. If we experience a series of failed drilling projects, our business, results of operations and financial condition could be materially adversely affected.

The actual quantities and present value of our proved reserves may be lower than we have estimated.

This Form 10-KSB contains estimates of our proved oil and natural gas reserves and the estimated future net revenues from these reserves. The May 31, 2008 reserve estimate was prepared by H.J. Gruy and Associates, Inc. The process of estimating oil and natural gas reserves is complex and requires significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. Accordingly, these estimates are inherently imprecise. Actual future production, oil and natural gas prices, revenues, taxes, development and operating expenses, and quantities of recoverable oil and natural gas reserves most likely will vary from these estimates and vary over time. Such variations may be significant and could materially affect the estimated quantities and present value of our proved reserves. In addition, we may adjust estimates of proved reserves to reflect production history, results of exploration and development drilling, results of secondary and tertiary recovery applications, prevailing oil and natural gas prices and other factors, many of which are beyond our control.

You should not assume that the present value of future net revenues referred to in this Form 10-KSB is the current market value of our estimated oil and natural gas reserves. In accordance with SEC requirements, the estimated discounted future net cash flows from proved reserves are generally based on prices and costs as of the date of the estimate. Actual future prices and costs may be materially higher or lower than the prices and costs as of the date of the estimate. Any change in consumption by oil or natural gas purchasers or in governmental regulations or taxation will also affect actual future net cash flows. The timing of both the production and the expenses from the development and production of our oil and natural gas properties will affect the timing of actual future net cash flows from proved reserves and their present value. In addition, the 10% discount factor, which is required by the SEC to be used in calculating discounted future net cash flows for reporting purposes, is not necessarily the most appropriate discount factor nor does it reflect discount factors used in the market place for the purchase and sale of oil and natural gas.

The imprecise nature of estimating proved natural gas and oil reserves, future downward revisions of proved reserves and increased drilling expenditures without current additions to proved reserves may lead to write downs in the carrying value of our natural gas and oil properties.

Due to the imprecise nature of estimating natural gas and oil reserves as well as the potential volatility in natural gas and oil prices and their effect on the carrying value of our natural gas and oil properties, write downs in the future may be required as a result of factors that may negatively affect the present value of proved natural gas and oil reserves. These factors can include volatile natural gas and oil prices, downward revisions in estimated proved natural gas and oil reserve quantities, limited classification of proved reserves associated with successful wells and unsuccessful drilling activities.

Our reserves and production will decline and unless we replace our oil and natural gas reserves, our business, financial condition and results of operations will be adversely affected.

Producing oil and natural gas reserves ultimately results in declining production that will vary depending on reservoir characteristics and other factors. Thus, our future oil and natural gas production and resulting cash flow and earnings are directly dependent upon our success in developing our current reserves and finding additional recoverable reserves. We may not be able to develop, find or acquire additional reserves to replace our current and future production at acceptable costs.

We have not insured and cannot fully insure against all risks related to our operations, which could result in substantial claims for which we are underinsured or uninsured.

We have not insured and cannot fully insure against all risks and have not attempted to insure fully against risks where coverage is prohibitively expensive. We do not carry business interruption insurance coverage. Our exploration, drilling and other activities are subject to risks such as:

•	fires and explosions;
•	environmental hazards, such as uncontrollable flows of natural gas, oil, brine, well fluids, toxic gas or other pollution into the environment, including groundwater and shoreline contamination;
•	abnormally pressured formations;
•	mechanical failures of drilling equipment;
•	personal injuries and death, including insufficient worker compensation coverage for third-party contractors who provide drilling services; and
•	natural disasters, such as adverse weather conditions.

Losses and liabilities arising from uninsured and underinsured events, which could arise from even one catastrophic accident, could materially and adversely affect our business, results of operations and financial condition.

Market conditions or operational impediments may hinder our access to oil and natural gas markets or delay our production.

Market conditions or the unavailability of satisfactory oil and natural gas transportation arrangements may hinder access to oil and natural gas markets or delay production, if any, at our wells. The availability of a ready market for our future oil and natural gas production will depend on a number of factors, including the demand for and supply of oil and natural gas and the proximity of reserves to pipelines and terminal facilities. Any significant change in our arrangements with third-parties who provide transport services for our oil and natural gas or other market factors affecting the overall infrastructure facilities servicing our properties would adversely affect our ability to deliver the oil and natural gas we produce to markets in an efficient manner.

We rely on independent experts and technical or operational service providers over whom we may have limited control.

We use independent contractors to provide us with technical assistance and services. We rely upon the owners and operators of rigs and drilling equipment, and upon providers of field services, to drill and develop our field to production. In addition, we rely upon the services of other third parties to explore or analyze the Sentell Field and potential future prospects to determine a method in which the Sentell Field and future prospects may be developed in a cost-effective manner. Our limited control over the activities and business practices of these providers, any inability on our part to maintain satisfactory commercial relationships with them or their failure to provide quality services could materially and adversely affect our business, results of operations and financial condition.

Our use of 3-D seismic data is subject to interpretation and may not accurately identify the presence of oil and natural gas, which could adversely affect the results of our drilling operations.

Even when properly used and interpreted, 3-D seismic data and visualization techniques are only tools used to assist geoscientists in identifying subsurface structures and hydrocarbon indicators and do not enable the interpreter to know whether hydrocarbons are, in fact, present in those structures. In addition, the use of 3-D seismic and other advanced technologies requires greater predrilling expenditures than traditional drilling strategies, and we could incur losses as a result of such expenditures. As a result, our drilling activities may not be successful or economical.

Our interests are held in the form of leases that we may be unable to retain and the title to our properties may be defective.

Our property is held under leases and working interests in leases. Generally, the leases we are a party to are for a fixed term, but contain a provision that allows us to extend the term of the lease so long as we are producing oil or natural gas in quantities to meet the required payments under the lease. If we or the holder of a lease fails to meet the specific requirements of the lease regarding delay rental payments, continuous production or development, or similar terms, portions of the lease may terminate or expire. There can be no assurance that any of the obligations required to maintain each lease will be met. The termination or expiration of our leases or the working interests relating to leases may reduce our opportunity to exploit a given prospect for oil and natural gas production and thus have a material adverse effect on our business, results of operation and financial condition.

It is our practice in acquiring oil and natural gas leases or interests in oil and natural gas leases not to undergo the expense of retaining lawyers to fully examine the title to the interest to be placed under lease or already placed under lease. Rather, we rely upon the judgment of oil and natural gas lease brokers or landmen who actually do the field work in examining records in the appropriate governmental office before attempting to place under lease a specific interest. We believe that this practice is widely followed in the oil and natural gas industry.

Prior to drilling a well for oil and natural gas, it is the normal practice in the oil and natural gas industry for the person or company acting as the operator of the well to hire a lawyer to examine the title to the unit within which the proposed oil and natural gas well is to be drilled. Frequently, as a result of such examination, curative work must be done to correct deficiencies in the marketability of the title. The work entails expense and might include obtaining an affidavit of heirship or causing an estate to be administered. The examination made by the title lawyers may reveal that the oil and natural gas lease or leases are worthless, having been purchased in error from a person who is not the owner of the mineral interest desired. In such instances, the amount paid for such oil and natural gas lease or leases may be lost.

Properties that we acquire may not produce oil or natural gas as projected, and we may be unable to determine reserve potential, identify liabilities associated with the properties or obtain protection from sellers against them, which could cause us to incur losses.

One of our growth strategies is to pursue selective exploration of potential oil and natural gas reserves in the Sentell Field. We performed a review of this field that we believe is consistent with industry practices. However, these reviews are inherently incomplete. Generally, it is not feasible to review in-depth every individual property. Even a detailed review of records and properties may not necessarily reveal existing or potential problems, nor will it permit a buyer to become sufficiently familiar with the property to assess fully its deficiencies and potential. We may not perform an inspection on every well, and environmental problems, such as groundwater contamination, are not necessarily observable even when an inspection is undertaken. Even when problems are identified, we may not be able to obtain effective contractual protection against all or part of those problems, and we may assume environmental and other risks and liabilities in connection with the acquired properties.

Because of our lack of asset and geographic diversification, adverse developments in our operating area would adversely affect our results of operations.

All of our assets are currently located in the East Texas Basin. As a result, our business is disproportionately exposed to adverse developments affecting this region. These potential adverse developments could result from, among other things, changes in governmental regulation, capacity constraints with respect to the pipelines connected to our wells, curtailment of production, natural disasters or adverse weather conditions in or affecting this region. Due to our lack of diversification in asset type and location, an adverse development in our business or this operating area would have a significantly greater impact on our financial condition and results of operations than if we maintained more diverse assets and operating areas.

Our officers and directors may become subject to conflicts of interest.

Some of our directors and officers may also become directors, officers, contractors, shareholders or employees of other companies engaged in oil and natural gas exploration and development. To the extent that such other companies may participate in ventures in which we may participate, our directors may have a conflict of interest in negotiating and concluding terms respecting the extent of such participation. In the event that such a conflict of interest arises at a meeting of our directors, a director who has such a conflict will declare his interest and abstain from voting for or against the approval of such participation or such terms. In appropriate cases, we will establish a special committee of independent directors to review a matter in which several directors, or management, may have a conflict. From time to time, several companies may participate in the acquisition, exploration and development of oil and natural gas properties thereby allowing for their participation in larger programs, permitting involvement in a greater number of programs and reducing financial exposure in respect of any one program. A particular company may assign all or a portion of its interest in a particular program to another of these companies due to the financial position of the company making the assignment.

We depend on a number of key personnel who would be difficult to replace.

We are dependent upon the expertise of our management team, including our executive officers, William David Gibbs (President, CEO, Interim CFO, Secretary, Treasurer) and Douglas M. Harwell (Operations Manager). The loss of the services of our executive officers, or any other member of our management team, through incapacity or otherwise, would be costly to us and would require us to seek and retain other qualified personnel. We may not be able to retain our executive officers and may not be able to enforce all of the provisions in their employment agreements. Failure to find suitable replacement for any member of our management team could negatively impact our ability to execute our strategy.

If we are unable to successfully recruit qualified managerial and field personnel having experience in oil and gas exploration, we may not be able to continue our operations.

Currently, our only employees are members of our management team. In order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully recruiting qualified managerial and field personnel having experience in the oil and gas exploration business. Competition for qualified individuals is intense. There can be no assurance that we will be able to find, attract and retain existing employees or that we will be able to find, attract and retain qualified personnel on acceptable terms.

Our debt instruments are secured by substantially all of our assets and impose restrictions on us that may affect our ability to successfully operate our business.

Our senior credit facility is secured by a lien on substantially all of our assets, including our oil and gas lease interests and contains customary restrictions, including covenants limiting our ability to incur additional debt, grant liens, make investments, consolidate, merge or acquire other businesses, sell assets, pay dividends and other distributions and enter into transactions with affiliates. As of May 31, 2008, we were in compliance with all the financial covenants of our senior credit facility. These restrictions may make it difficult for us to successfully execute our business strategy or to compete in our industry with companies not similarly restricted. If we are not successful in or unable to repay when due or otherwise have a default under the facility, since substantially all our assets are pledged as security, we may be unable to continue our business and as a result may be required to scale back or cease operations for our business, the result of which would be that our stockholders would lose some or all of their investment.

We have made and will continue to make substantial financial and man-power investments in order to assess and maintain our internal control over financial reporting and our internal control over financial reporting may be found to be deficient.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have furnished a report by management on our internal control over financial reporting in this annual report on Form 10-KSB. Such report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting, including a statement as to whether or not our internal control over financial reporting is effective.

For  our annual report on Form 10-KSB for the fiscal year ended May 31, 2010, such report must also contain a statement that our auditors have issued an attestation report on the effectiveness of such internal controls.

While we have evaluated our internal control over financial reporting and have concluded that our internal control over financial reporting is effective, our auditors have not conducted the evaluation necessary to provide an attestation report on the effectiveness of our internal control over financial reporting.  During the auditor’s evaluation and testing process, they may identify one or more material weaknesses in our internal control over financial reporting, and they will be unable to attest that such internal control is effective. If our auditor’s are unable to attest that our internal control over financial reporting is effective as of May 31, 2010, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on our stock price.

Failure to comply with the new rules may make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage and/or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on committees of our board of directors, or as executive officers.

We have incurred and will continue to incur significant increased costs in implementing and adhering to these requirements. In particular, the rules governing the standards that must be met for management to assess its internal control over financial reporting under Section 404 are complex, and require significant documentation, testing and possible remediation. Our process of reviewing, documenting and testing our internal control over financial reporting may cause a significant strain on our management, information systems and resources. We have invested in and may continue to invest in additional accounting and software systems. We have hired and continue to retain additional personnel and to use outside legal, accounting and advisory services. In addition, we have incurred additional fees from our auditors as they perform the additional services necessary for them to provide their attestation. If we are unable to favorably assess and continue to maintain the effectiveness of our internal control over financial reporting when we are required to, or if our independent auditors are unable to provide an unqualified attestation report, we may be required to change our internal control over financial reporting to remediate deficiencies. In addition, investors may lose confidence in the reliability of our financial statements causing our stock price to decline.

Risks Relating to Our Industry

The oil and natural gas industry is subject to significant competition, which may increase costs or otherwise adversely affect our ability to compete.

Oil and natural gas exploration is intensely competitive and involves a high degree of risk. In our efforts to acquire and develop oil and natural gas producing properties, we compete with other companies that have greater resources. Many of these companies not only explore for and produce oil and natural gas, but also conduct refining and petroleum marketing operations on a worldwide basis. Our ability to compete for oil and natural gas producing properties will be affected by the amount of funds available to us, information available to us and any standards established by us for the minimum projected return on investment. Our products will also face competition from alternative fuel sources and technologies.

Oil and natural gas are commodities subject to price volatility based on many factors outside the control of producers, and low prices may make properties uneconomic for future production.

Oil and natural gas are commodities, and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for oil and natural gas have been volatile. These markets will likely continue to be volatile in the future. The prices a producer may expect and its level of production depend on numerous factors beyond its control, such as:

•	changes in global supply and demand for oil and natural gas;
•	economic conditions in the United States and Canada;
•	the actions of the Organization of Petroleum Exporting Countries, or OPEC;
•	government regulation;
•	the price and quantity of imports of foreign oil and natural gas;
•	political conditions, including embargoes, in oil and natural gas-producing regions;
•	the level of global oil and natural gas inventories;
•	weather conditions;
•	technological advances affecting energy consumption; and
•	the price and availability of alternative fuels.

Lower oil and natural gas prices may not only decrease revenues on a per unit basis, but also may reduce the amount of oil and natural gas that can be economically produced. Lower prices will also negatively affect the value of proved reserves.

Oil and natural gas production depend on oil and natural gas transportation facilities, most of which are owned by others.

The marketability of our oil and natural gas production depends in large part on the availability, proximity and capacity of pipeline systems owned by third parties. The unavailability of or lack of available capacity on these systems and facilities could result in the shut-in of producing wells or the delay or discontinuance of drilling plans for properties. Although we have some contractual control over the transportation of our product, material changes in these business relationships could materially affect our operations. Federal and state regulation of oil and natural gas production and transportation, tax and energy policies, changes in supply and demand, pipeline pressures, damage to or destruction of pipelines, maintenance and repair and general economic conditions could adversely affect our ability to produce, gather and transport oil and natural gas.

Exploration and drilling operations are subject to significant environmental regulation, which may increase costs or limit our ability to develop our properties.

We may encounter hazards incident to the exploration and development of oil and natural gas properties such as accidental spills or leakage of petroleum liquids and other unforeseen conditions. We may be subject to liability for pollution and other damages due to hazards that we cannot insure against due to prohibitive premium costs or for other reasons. Governmental regulations relating to environmental matters could also increase the cost of doing business or require alteration or cessation of operations in some areas.

Existing and possible future environmental legislation, regulations and actions could give rise to additional expense, capital expenditures, restrictions and delays in our activities, the extent of which we cannot predict. Regulatory requirements and environmental standards are subject to constant evaluation and may be significantly increased, which could materially and adversely affect our business or our ability to develop our property on an economically feasible basis. Before development and production can commence on our property, we must obtain regulatory and environmental approvals. We cannot assure you that we will obtain such approvals on a timely basis or at all. The cost of compliance with changes in governmental regulations has the potential to reduce the profitability of our operations and preclude entirely the economic development of a specific property.

A substantial or extended decline in oil and natural gas prices could reduce our future revenue and earnings.

As with most other companies involved in resource exploration and development, we may be adversely affected by future increases in the costs of conducting exploration, development and resource extraction that may not be fully offset by increases in the price received on sale of oil or natural gas.

Our revenues and growth, and the carrying value of our oil and natural gas property are substantially dependent on prevailing prices of oil and natural gas. Our ability to obtain additional capital on attractive terms is also substantially dependent upon oil and natural gas prices. Prices for oil and natural gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors beyond our control. These factors include changes in global supply and demand for oil and natural gas, economic conditions in the United States and Canada, the actions of OPEC, governmental regulation, the price and quantity of imports in foreign oil and natural gas-producing regions, political conditions, including embargoes in oil and natural gas-producing regions, the level of global oil and natural gas inventories, weather conditions, technological advances affecting energy consumption and the price and availability of alternate fuel sources. Any substantial and extended decline in the price of oil and natural gas would have an adverse effect on our business, financial condition and results of operations.

Local, national and international economic conditions are beyond our control and may have a substantial adverse effect on our efforts. We cannot guard against the effects of these potential adverse conditions.
Our operations and demand for our products are affected by seasonal factors, which may lead to fluctuations in our operating results.
Our operating results are likely to vary due to seasonal factors. Demand for oil and natural gas products will generally increase during the winter because they are often used as heating fuels. The amount of such increased demand will depend to some extent upon the severity of winter. Because of the seasonality of our business and continuous fluctuations in the prices of our products, our operating results are likely to fluctuate from period to period.
Conducting operations in the oil and natural gas industry subjects us to complex laws and regulations that can have a material adverse effect on the cost, manner and feasibility of doing business.
Companies that explore for and develop, produce and sell oil and natural gas in the United States are subject to extensive federal, state and local laws and regulations, including complex tax and environmental laws and the corresponding regulations, and are required to obtain various permits and approvals from federal, state and local agencies. If these permits are not issued or unfavorable restrictions or conditions are imposed on our drilling activities, we may not be able to conduct our operations as planned. We may be required to make large expenditures to comply with governmental regulations. Matters subject to regulation include:
•	water discharge and disposal permits for drilling operations;
•	drilling bonds;
•	drilling permits;
•	reports concerning operations;
•	air quality, noise levels and related permits;
•	spacing of wells;
•	rights-of-way and easements;
•	unitization and pooling of properties;
•	gathering, transportation and marketing of oil and natural gas;
•	taxation; and
•	waste transport and disposal permits and requirements.
Failure to comply with these laws may result in the suspension or termination of operations and subject us to liabilities under administrative, civil and criminal penalties. Compliance costs can be significant. Moreover, these laws could change in ways that substantially increase the costs of doing business. Any such liabilities, penalties, suspensions, terminations or regulatory changes could materially and adversely affect our business, financial condition and results of operations.
The unavailability or high cost of drilling rigs, equipment, supplies, personnel and oilfield services could adversely affect our cost of operations or our ability to execute our plans on a timely basis.

Due to domestic drilling activity increases, a general shortage of drilling rigs, equipment, supplies and personnel has developed. As a result, the costs and delivery times of rigs, equipment, supplies or personnel are substantially greater than in previous years. From time to time, these costs have sharply increased and could do so again. The demand for and wage rates of qualified drilling rig crews generally rise in response to the increasing number of active rigs in service and could increase sharply in the event of a shortage. Shortages of drilling rigs, equipment, supplies or personnel could delay or adversely affect our development operations, which could have a material adverse effect on our business, financial condition and results of operations.

Risks Relating to Our Common Stock

Our common stock has a limited trading history and has experienced price volatility.

Our common stock trades on the OTC Bulletin Board. The volume of trading in our common stock varies greatly and may often be light, resulting in what is known as a "thinly-traded" stock. Until a larger secondary market for our common stock develops, the price of our common stock may fluctuate substantially. The price of our common stock may also be impacted by any of the following, some of which may have little or no relation to our company or industry:

•	the breadth of our stockholder base and extent to which securities professionals follow our common stock;
•	investor perception of our Company and the oil and natural gas industry, including industry trends;
•	domestic and international economic and capital market conditions, including fluctuations in commodity prices;
•	responses to quarter-to-quarter variations in our results of operations;
•	announcements of significant acquisitions, strategic alliances, joint ventures or capital commitments by us or our competitors;
•	additions or departures of key personnel;
•	sales or purchases of our common stock by large stockholders or our insiders;
•	accounting pronouncements or changes in accounting rules that affect our financial reporting; and
•	changes in legal and regulatory compliance unrelated to our performance.

In addition, the stock market in general and the market for natural gas and oil exploration companies in particular have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating results or asset values of those companies. These broad market and industry factors may seriously impact the market price and trading volume of our common shares regardless of our actual operating performance.
We have not paid cash dividends on our common stock and do not anticipate paying any dividends on our common stock in the foreseeable future.
We do not anticipate paying cash dividends on our common stock in the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of our board of directors and will depend on our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors that our board of directors considers relevant. Accordingly, investors may only see a return on their investment if the value of our securities appreciates.
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
We may be required to issue Common Shares upon the net cashless exercise of Warrants which may cause dilution to our Common Shares.
As of August 22, 2008, the Company has outstanding warrants exercisable for approximately 3,897,419 common shares that contain cashless exercise provisions. A net cashless exercise provision provides that, if the fair market value of one common share is greater than the exercise price of the warrant, in lieu of exercising the warrant for cash, the holder may elect to receive common shares equal to the value of the warrant by surrendering the warrant. Upon cashless exercise of a warrant, the holder would receive common shares equal to (a) the fair market value of one common share less the exercise price of the warrant; (b) multiplied by the number of common shares purchasable under the warrant; and (c) divided by the fair market value of one common share. If these warrants are exercised on a cashless exercise basis, we would be required to issue common shares without receipt of any cash consideration. Each of the outstanding warrants have an exercise price of $1.00. Based on the hypothetical fair-market value of $2.00 per common share, all of these warrants would be in-the-money and we would be required to issue 1,948,709.5 common shares if all of such in-the-money warrants were exercised on a cashless exercise basis, as set out above. It is unlikely that we will receive any cash proceeds from the exercise of warrants that are exercisable on a cashless exercise basis and that are in-the-money.
ITEM 2.	DESCRIPTION OF PROPERTY.

Corporate Headquarters, Houston, Texas

Our corporate headquarters are located at 110 Cypress Station Drive, Suite 152, Houston, Texas 77090. We lease this property. On February 4, 2008, the Company entered into a lease agreement commencing May 1, 2008 for these office premises for a 3-year term expiring May 1, 2011. Annual rent under the new lease is payable at $34,662 for the first year, $35,250 for the second year and $35,838 for the final year. The Company must also pay its share of building operating costs and taxes. Our current premises are adequate for our existing operations.

Real Estate Investments

We do not currently maintain any investments in real estate, real estate mortgages or securities of persons primarily engaged in real estate activities, nor do we expect to do so in the foreseeable future.

Sentell Field, Cotton Valley, Bossier Parish, Louisiana
Property Discussion and Present Activity
Southern Star Energy holds a 40% working interest in an area which comprises approximately 5,300 acres in the Cotton Valley, Bossier Parish, Louisiana, commonly referred to as the Sentell Field. Southern Star Energy holds its working interest the Sentell Field, which has been acquired as a leasehold interest from private landowners, as a result of two separate property acquisitions in late 2006.
In November 2006, our wholly-owned subsidiary, Southern Star Operating, entered into that certain Purchase and Sale Agreement, dated November 2, 2006, with Dynamic Resources Corporation, Tyner Texas Operating Company, Tyner Texas Resources LP and Ramshorn Investments, Inc. Pursuant to the Purchase and Sale Agreement, Southern Star Operating acquired a 20% contractual interest in the Sentell Field Area in Bossier Parish, Louisiana from Tyner Texas Resources and Tyner Texas Operating in consideration for the payment of $290,962.27. In addition, the Purchase and Sale Agreement appointed Southern Star Operating as operator of the Sentell Field following the resignation of Tyner Texas Operating Company.
On December 22, 2006, we entered into an Amendment Agreement with Southern Star Operating, Big Sky Management, Ltd., Eric Boehnke, Troy Mutter and Frank Hollmann to amend the terms of the Restructuring Agreement dated November 6, 2006. Prior to entering into the Amendment Agreement, the Restructuring Agreement stated that Big Sky Management assigned all right to a 40% contractual interest in the Sentell Field to Southern Star Operating even though Big Sky Management only held a 20% interest. The parties entered into the Amendment Agreement to correct the error and clarify that Big Sky Management transferred all of its 20% interest in the Sentell Field, not 40%.
Through the contractual arrangements governing the acquisition of leasehold interests in the Sentell Field, Meagher Oil and Gas, an independent leasing agent, acquired, then reassigned the 100% working interest in the leasehold positions covering the field to the following non-affiliated parties: Dynamic Resources Corp. holds a 20% working interest; Southern Star Energy holds a 40% working interest; and Ramshorn Investments, Inc. holds the remaining 40% working interest. The leases in the Sentell Field are subject to a royalty interest of approximately 24%. As a result, the holders of the working interests are entitled to receive 76% of any gross production revenues from the field, less all exploration and development costs, and the holders of the royalty interest are entitled to the remaining 24%. The royalties are held by various individual lessors and other entities. The royalty interest holders are not responsible for any exploration or development costs.
The Sentell Field is located 5 miles north of Shreveport / Bossier City, Louisiana. The field is well positioned within the highly prolific East Texas Basin. Industry and government estimates placed the proven and probable reserves in the Louisiana portion of this basin at 58 million barrels of oil and 5.8 trillion cubic feet of gas. The field was originally developed in the 1950’s with 10 wells spaced at one well per section (approximately 640 acres). The initial wells produced from only one relatively thin member of the Upper Cotton Valley Group (the Bodcaw sand) located approximately 200 feet above our current development target. These wells were mostly depleted by the early 1970’s, having experienced unusually high production volumes averaging over 4.5 BCF per completion.
Based on analysis of the old field data as well as extensive regional data, the Company targeted the deeper Davis sands section of the Cotton Valley Group as potentially productive. To date, we have drilled five wells in the project that have all successfully encountered a significant number of pay intervals within the Davis section. All five wells have been successfully completed as commercial producers. We have laid over 15,000 feet of gathering lines and built the necessary processing and marketing infrastructure to establish positive cash flow.  As at May 31, 2008, all five Cotton Valley tests were connected to the system and capable of production.
We are very encouraged by the high degree of repeatability of the pay intervals encountered by these initial wells. Based on the success of these initial wells, we are planning on continuing our drilling program to develop the field in the Davis interval on a regularly spaced grid. Our initial development plan calls for up to 50 gross additional locations spaced at 160 acres per well. Further de-spacing, yielding additional locations, will be evaluated as we continue to execute the development strategy throughout the remainder of our acreage position.
Wells drilled in the Cotton Valley Trend typically exhibit the following characteristics:
•	Predominately natural gas;
•	High probability of success; and
•	Significant development potential and repeatability.

The Cotton Valley sand is an abundant consolidated sand formation located throughout East Texas, North Louisiana, and South Arkansas. The Cotton Valley sand was formed during the late Jurassic period. The depositional environment was relatively shallow water regions that left sediments forming barrier bars and lagoonal muds. Storm cuts and organic burrowing also characterize the depositional environment. The thickness of the Cotton Valley sand can grow as large as 1,500 feet. Changes in stream positions and shorelines due to sea level fluctuations caused a large variation in the thickness and aerial extent. Sandstones and shales are intermixed throughout the Cotton Valley group resulting in a highly laminated formation. Sand layers have contiguous thicknesses of only a few inches up to 15 ft. Very fine grained sandstones, siltstones, shales, and limestones comprise the majority of the rock types found in the Cotton Valley sand interval.
Also, as at May 31, 2008, we are actively evaluating the potential for drilling and producing natural gas from the Haynesville Shale, an emerging natural gas play, in our Sentell Field. The Haynesville Shale is a black, organic-rich shale of Upper Jurassic age that underlies much of the Gulf Coast area of the United States. "Haynesville Shale" is a drillers term for shale rock units within the Haynesville Formation. The Haynesville Formation is underlain by the Smackover Formation and overlain by rocks of the Cotton Valley Group. It was deposited about 150 million years ago in a shallow offshore environment. Geologists have long known that the Haynesville Formation contained natural gas. However, because of its low permeability the Haynesville was originally considered to be a gas source rock rather than a gas reservoir. Today, natural gas production from the Haynesville occurs from rocks about two miles beneath northwestern Louisiana, southwestern Arkansas and eastern Texas. Numerous vertical and horizontal wells have been drilled, logged and put into production from the Haynesville formation within a 30-mile radius of the Sentell Field. Our 5,300-acre field has the potential for about 35 Haynesville wells positioned on 160-acre spacing. There are no probable or possible reserve estimates for the Haynesville Shale potential in our year-end 2008 reserve report.
Additionally, during the course of our Cotton Valley Development Program, we will be evaluating our leasehold position for other, shallower potential. Over the last 30 years shallower production, in the area but not within the field limits, has been established in not less than 7 shallower zones. There are several unproduced log shows in the abandoned wells that are analogous to more recent area production. The Petit-Rodessa from 4,300 feet to 5,000 feet and Hosston are highly prospective secondary targets in the Sentell Field. The Rodessa Formation is Early Cretaceous in age and consists of an oolitic to a coquinoid limestone, calcareous shale, anhydrite stringers, and sandstone. The Rodessa has been subdivided into five members, which are, from oldest to youngest, Young, Dees, Gloyd, Hill, and Kilpatrick. All of these consist of limestone with shale interbeds except the Hill, which is a quartz sandstone. The Hosston Formation is Early Cretaceous (Hauterivian-Barremian) in age and varies in thickness from 2,000 to 4,000 feet in north Louisiana. The Hosston is predominantly a redbed facies in the updip area of the basin and grades southward (basinward) into fluvial, deltaic, and shelf sandstones, dark marine shales, and shelf carbonates.
Our current plans include initiating the development phase of the Cotton Valley program in August, 2008. We will initially engage one drilling rig, drilling at a rate of approximately one location per month. We will evaluate success and determine the advisability of adding additional rigs in early 2009. Plans include drilling deeper to test the Haynesville potential in at least two locations during the initial phase of drilling. We anticipate having theses evaluations complete before the end of 2008. Additionally, we plan to employ sophisticated geological analyses to each of our locations through the shallower intervals to assess other potential targets in the field.
Looking to the future, we have amassed an extensive, proprietary petrophysical data and engineering analyses as well as nearly 2,300 square miles of 3-D seismic information accessible through industry alliances in the US Gulf Coast region of Texas, Louisiana, and Mississippi. These will be key elements in executing our growth strategy including property acquisitions, development drilling, and exploration drilling throughout the region.
The following maps show our area of operation for the Sentell Field.

(Source: Southern Star Energy Inc., 2006)

Gross and Net Acreage

Along with Ramshorn and Dynamic, we have acquired approximately 5,300 gross acres in the Sentell Field and our 40% working interest equates to 2,167 net acres. The following table details our gross and net acres of developed and undeveloped oil and natural gas leases as of May 31, 2008.

	Undeveloped Acreage(1)		Developed Acreage(2)		Total Acreage
	Gross(3)	Net(4)	Gross	Net	Gross	Net
Cotton Valley, Louisiana
Sentell Field	2,726	1,255	2,566	912	5,292	2,167
Acreage Totals	2,726	1,255	2,566	912	5,292	2,167

_________________

(1)

Undeveloped acreage is lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas regardless of whether such acreage includes proved reserves.

(2)	Developed acreage is the number of acres that are allocated or assignable to producing wells or wells capable of production.
(3)	A gross acre is an acre in which a working interest is owned.
(4)

A net acre is deemed to exist when the sum of fractional ownership working interest in gross acres equals one. The number of net acres is the sum of the fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.

The following table sets forth the gross and net acres of undeveloped land subject to leases that will expire during the next three years and have no options for renewal:

	Expiring Acreage
Year Ending	Gross	Net
May 31, 2009	772	309
May 31, 2010	925	370
May 31, 2011	201	80

Total	1,898	759

All of our leases grant us the exclusive right to explore for and develop oil, natural gas and other hydrocarbons and minerals that may be produced from wells drilled on the leased property without any material depth restrictions. Successful production from any horizon will preserve nearly all of our leases as to all potential pay intervals.

Production, Average Sales Prices, and Production Costs

At May 31, 2008, the Company had recorded $625,670 (2007 - $NIL) receivable in revenue from the Sentell Field. We incurred $2,627,235 in total operating expenses for the year ended May 31, 2008. Our oil and gas production comes from five wells in the Sentell Field. Sales volumes, prices received, and production costs are summarized in the following table:

	Fiscal Year ended May 31,
	2008		2007		2006
Sales Volume:
Gas (Mcf – thousands of cubic feet)	53,069		NIL		NIL
Oil (Bbls – barrels)	732		NIL		NIL
Average Sales Price:
Gas ($/Mcf – dollars per thousand cubic feet)	$9.01	$	NIL	$	NIL
Oil ($/Bbls – dollars per barrel)	$108.25	$	NIL	$	NIL
Production costs ($/BOE):
Lease operating expenses	$28.82	$	NIL	$	NIL
Production and property taxes	$9.69	$	NIL	$	NIL
Gathering, Transportation and Marketing	$1.38	$	NIL	$	NIL

Capital Expenditures

We anticipate net capital expenditures of $13,000,000 for the fiscal year ending May 31, 2009, as compared to approximately $3,737,115 spent in the fiscal year ending May 31, 2008. The following tables set forth our capital expenditures for the year ended May 31, 2008 and our planned capital expenditures for our principal properties for the fiscal year ending May 31, 2009. Net capital expenditures include both cash expenditures and accrued expenditures and are net of proceeds from divestitures.

Project Location	Year Ended May 31, 2008 Net Capital Expenditures ($000)	Year Ended May 31, 2009 Estimated Net Capital Expenditures ($000)
Cotton Valley
Sentell Field	$3,737,115	$13,000,000
Total All Areas	$3,737,115	$13,000,000

Please see Note 4 to the Company’s Consolidated Financial Statements for the year ended May 31, 2008, for a breakdown of the Company’s oil and gas acquisition, exploration, development and expenditure activities.

Drilling Activity

The following table sets forth the number and type of wells that we drilled during the years ended May 31, 2008, 2007 and 2006.

	Year Ended May 31, 2008		Year Ended May 31, 2007		Year Ended May 31, 2006
	Gross(1)	Net(2)	Gross	Net	Gross	Net
Development wells, completed as:
Oil wells	NIL	NIL	NIL	NIL	NIL	NIL
Gas wells	NIL	NIL	NIL	NIL	NIL	NIL
Non-Productive(3)	NIL	NIL	NIL	NIL	NIL	NIL
Exploratory wells, completed as:
Oil wells	NIL	NIL	NIL	NIL	NIL	NIL
Gas wells	3	1.2	2	0.8	NIL	NIL
Non-Productive(3)	1(4)	0.4	NIL	NIL	NIL	NIL

Total	4	1.6	2	0.8	NIL	NIL

____________

(1)	A gross well is a well in which a working interest is owned.
(2)

A net well is deemed to exist when the sum of fractional ownership working interest in gross wells equals one. The number of net wells is the sum of the fractional working interests owned in gross wells.

(3)

A non-productive well is a well found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion as an oil or natural gas well; also known as a dry well or dry hole.

(4)	Rendall 7-1 – Drilled to a depth of approximately 5,000 feet to test several shallow horizons. After evaluating several hydrocarbon shows, the Rendall 7-1 was plugged and abandoned in December 2007.

Productive Wells

As part of our corporate strategy, we seek to operate our wells where possible and to maintain a high level of participation in our wells by investing our own capital in drilling operations. The following table summarizes our productive wells as of May 31, 2008, all of which are located in the Sentell Field. Productive wells are wells that are producing or capable of producing, including shut-in wells.

	Operated		Non-operated
	Gross	Net	Gross	Net
Cotton Valley
Gas wells(1)	5	2	NIL	NIL
Oil Wells	NIL	NIL	NIL	NIL
Total	5	2	NIL	NIL

(1)	(a)	Atkins-Lincoln 18-1 – Completed in the Upper Davis section of the Cotton Valley. Drilled to a depth of 9,900 feet to test our primary objective Cotton Valley interval, which it successfully tested. Placed into production in September 2007. The well was additionally stimulated with a successful high rate “slick water” fracture treatment in May 2008. The well was restored to production on June 5, 2008. Currently producing 200 MCFED (thousands of cubic-feet equivalent per day).
(b)

Atkins Etal 8-1 – Completed in the Upper and Lower Davis section of the Cotton Valley. Drilled to a depth of 9,900 feet to test our primary objective Cotton Valley interval, which it successfully tested. Placed into production in November 2007. The well was additionally stimulated with a successful high rate “slick water” fracture treatment to help stimulate the Upper Davis section in May 2008. The well was restored to production on June 4, 2008. Currently producing 175 MCFED.

(c)

Atkins-Lincoln 18-2 – Completed in the Upper Davis section of the Cotton Valley. Drilled to a depth of 9,550 feet to test our primary objective Cotton Valley interval, which it successfully tested. The well was stimulated with a successful high rate “slick water” fracture treatment and placed into production on January 11, 2008. Currently producing 300 MCFED.

(d)	Rendall 7-1 – Drilled to a depth of approximately 5,000 feet to test several shallow horizons. After evaluating several hydrocarbon shows, the Rendall 7-1 was plugged and abandoned in December 2007.
(e)

Rendall 7-2 – Spudded on February 24, 2008 and also targeting the Cotton Valley sands. Reached its planned total depth of 9,500 feet on March 10, 2008. On April 7 and 14, 2008, we successfully completed two stages of very large volume, high rate “slick water” fracture treatments on this well. The well was placed into production on April 25, 2008. Currently producing 1,375 MCFED.

(f)

Atkins-Lincoln 17-1 – Spudded on March 19, 2008 and also targeting the Cotton Valley sands. Reached its planned total depth of 9,500 feet on March 30, 2008. On April 21 and 28, 2008, we successfully completed two stages of very large volume, high rate “slick water” fracture treatments on this well. The well was placed into production on May 22, 2008. Currently producing 290 MCFED.

Reserves

H.J. Gruy and Associates, Inc., an oil and natural gas consulting firm, estimated our reserves as of May 31, 2008. All of our reserves are located within the continental United States as part of the Sentell Field. The reserve estimates are developed using geological and engineering data and interests and burdens information developed by the Company. Reserve estimates are inherently imprecise and remain subject to revisions based on production history, results of additional exploration and development drilling, results of secondary and tertiary recovery applications, prevailing oil and natural gas prices, and other factors. You should read the notes following the table below and the notes to our Financial Reports, located elsewhere in this Form 10-KSB, in conjunction with the following reserve estimates:

As of May 31, 2008
Proved Developed Oil and Condensate Reserves (MBbls – thousands of barrels)	14.3 (10.9 Proved Producing and 3.4 Proved Nonproducing)
Proved Undeveloped Oil Reserves (MBbls – thousands of barrels)	31.7

Total Proved Oil Reserves (MBbls – thousands of barrels)	46.0
Proved Developed Gas Reserves (MMcf – millions of cubic feet)	1,007.8 (720.5 Proved Producing and 287.3 Proved Nonproducing)
Proved Undeveloped Gas Reserves (MMcf – millions of cubic feet)	2,193.4

Total Proved Gas Reserves (MMcf – millions of cubic feet)	3,201.2
Proved Developed NGL Reserves (MGal – thousands of gallons))	237.4 (169.7 Proved Producing and 67.7 Proved Nonproducing)
Proved Undeveloped NGL Reserves (MGal – thousands of gallons)	516.7

Total Proved NGL Reserves (MGal – thousands of gallons)	754.1
Estimated Future Net Cash Flow – Not Discounted (M$)	$21,228.8
Estimated Future Net Cash Flow – Discounted at 10% Per Year (M$)	$8,498.3

_____________

The discounted future net cash flows summarized in the above tables are computed using a discount rate of 10% per annum. Proved reserves are estimated in accordance with the Petroleum Resources Management System published by the Society of Petroleum Engineers.

Future net cash flow as presented herein is defined as the future cash inflow attributable to the evaluated interest less, if applicable, future operating costs, ad valorem taxes, and future capital expenditures. Future cash inflow is defined as gross cash inflow less, if applicable, royalties and severance taxes. Estimates of capital costs are included as required for workovers, new development wells, and production equipment. Future cash inflow and future net cash flow exclude consideration of state or federal income tax. Future costs of abandoning the facilities and wells are not deducted from cash flow.

Estimates of future net cash flow and discounted future net cash flow should not be interpreted to represent the fair market value for the estimated reserves. The proved reserve volumes and estimated future net cash flows have not been adjusted for uncertainty.

Delivery Commitments

The Company is not obligated to provide a fixed and determinable quantity of oil or gas in the future under existing contracts or agreements.

Competition

The oil and gas industry is intensely competitive, particularly with respect to the acquisition of prospective oil and natural gas properties and oil and natural gas reserves. Our ability to effectively compete is dependent on our geological, geophysical and engineering expertise, and our financial resources. We must compete against a substantial number of major and independent oil and natural gas companies that have larger technical staffs and greater financial and operational resources than we do. Many of these companies not only engage in the acquisition, exploration, development and production of oil and natural gas reserves, but also have refining operations, market refined products and generate electricity. We also compete with other oil and natural gas companies to secure drilling rigs and other equipment necessary for drilling and completion of wells. Consequently, drilling equipment may be in short supply from time to time. Currently, access to additional drilling equipment in certain regions is difficult.

Commodity Price Environment

Generally, the demand for and the price of natural gas increase during the colder winter months and decrease during the warmer summer months. Pipelines, utilities, local distribution companies and industrial users utilize natural gas storage facilities and purchase some of their anticipated winter requirements during the summer, which can lessen seasonal demand fluctuations. Crude oil and the demand for heating oil are also impacted by seasonal factors, with generally higher prices in the winter. Seasonal anomalies, such as mild winters, sometimes lessen these fluctuations.

Our results of operations and financial condition are significantly affected by oil and natural gas commodity prices, which can fluctuate dramatically. Commodity prices are beyond our control and are difficult to predict. We do not currently hedge any of our production.

The prices received for domestic production of oil and natural gas have increased significantly during the past several years, and are continuing to increase in response to global political issues and domestic shortages, which has resulted in increased demand for the equipment and services that we need to drill, complete and operate wells. As a result of this increased demand for oil field services, shortages have developed, and we have seen an escalation in drilling rig rates, field service costs, material prices and all costs associated with drilling, completing and operating wells. If oil and natural gas prices remain high relative to historical levels, we anticipate that the recent trends toward increasing costs and equipment shortages will continue.

ITEM 3.	LEGAL PROCEEDINGS.
We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended May 31, 2008.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the Over The Counter Bulletin Board (“OTCBB”), which is sponsored by the Financial Industry Regulatory Authority (“FINRA”). The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network, which provides information on current “bids” and “asks” as well as volume information. The OTCBB is not considered a “national exchange”. On April 4, 2007, our symbol changed to "SSEY" from "SSEG".

The high and low bid quotations of our common stock on the OTC Bulletin Board as reported by the FINRA were as follows:

FINRA OTC Bulletin Board(1) (stock price data not available prior to Nov. 13, 2006)
Quarter Ended	High	Low
May 31, 2008	$1.20	$0.50
February 28, 2008	$1.44	$0.62
November 30, 2007	$1.95	$0.70
August 31, 2007	$0.95	$0.70
May 31, 2007	$1.67	$0.57
February 28, 2007	$0.87	$0.45
November 30, 2006	$0.45	$0.33

(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Holders

Our common shares are issued in registered form. Pacific Stock Transfer Company, 500 E. Warm Springs Road, Suite 240, Las Vegas, Nevada 89119 (Telephone: 702.361.3033; Facsimile: 702.433.1979) is the registrar and transfer agent for our common shares. On August 12, 2008, the shareholders' list of our common shares showed 19 registered shareholders and 44,828,988 shares outstanding.

Dividend Policy

We have not paid any cash dividends on our common stock and we have no intention of paying any dividends on our shares of common stock in the near future. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table discloses the number of securities authorized for issuance pursuant to the Company’s equity compensation plans, including the Company’s 2007 Stock Option Plan, as of May 31, 2008:

	(a) number of securities to be issued upon exercise of outstanding options, warrants, and rights	(b) weighted average exercise price of outstanding options, warrants and rights	(c) number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	NIL	$NIL	NIL
Equity compensation plans not approved by security holders	4,000,000(1)	$0.79	1,000,000 (1)
TOTAL	4,000,000	$0.79	1,000,000
(1)

On October 31, 2007, the Company approved the 2007 Stock Option Plan (the “Plan”) to issue up to 3,000,000 shares to eligible employees, officers, directors and consultants. In November 2007, the Company granted 2,750,000 options under the Plan, all of which now have an exercise price of $0.70: (a) 750,000 options to purchase shares for four years issued to Sierra Pine Resources International Inc., a company wholly owned by Bruce Ganer, an officer and director of the Company, pursuant to a consulting agreement; (b) 500,000 options to purchase shares for two years issued to Larry Keller pursuant to a consulting agreement; and (c) 1,500,000 options to purchase shares issued to William David Gibbs, CEO and president of the Company, pursuant to a consulting agreement. On June 4, 2008, the Company amended the Plan to increase the number of shares issuable to 5,000,000. Also on June 4, the Company entered into a stock option agreement with William David Gibbs, President and CEO of the Company, granting him 1,000,000 options to purchase shares of common stock at $1.00 per share for five years. On June 16, 2008, the Company entered into an employment agreement with Douglas M. Harwell whereby, pursuant to the Plan, the Company issued 250,000 options to purchase common stock shares at $1.00 per share for five years.

Recent Sales of Unregistered Securities

During the period covered by this annual report, the Company did not sell any securities that were not registered under the Securities Act of 1933, as amended, that were not previously included in a Quarterly Report on Form 10-QSB or on a Current Report on Form 8-K filed by us.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the period covered by this annual report, neither us nor any of our affiliates repurchased common shares of the Company registered under section 12 of the Exchange Act of 1934, as amended.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Overview

The following discussion should be read in conjunction with our consolidated audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" found elsewhere in this report.

Plan of Operation

We are an exploration stage oil and gas company. We estimate our general operating expenses for the next twelve-month period to be as follows:

Estimated Operating Expenses For the Next Twelve-Month Period
Operating Expenses
Exploration Costs	$13,000,000
Employee and Consultant Compensation	$1,260,000
Professional Fees	$408,000
General and Administrative Expenses	$480,000
Total	$15,148,000

Exploration Costs

To date, our company has drilled six wells, five of which are producing:

(a)

Atkins-Lincoln 18-1 – Completed in the Upper Davis section of the Cotton Valley. Drilled to a depth of 9,900 feet to test our primary objective Cotton Valley interval, which it successfully tested. Placed into production in September 2007. The well was additionally stimulated with a successful high rate “slick water” fracture treatment in May 2008. The well was restored to production on June 5, 2008. Currently producing 200 MCFED (thousands of cubic-feet equivalent per day).

(b)

Atkins Etal 8-1 – Completed in the Upper and Lower Davis section of the Cotton Valley. Drilled to a depth of 9,900 feet to test our primary objective Cotton Valley interval, which it successfully tested. Placed into production in November 2007. The well was additionally stimulated with a successful high rate “slick water” fracture treatment to help stimulate the Upper Davis section in May 2008. The well was restored to production on June 4, 2008. Currently producing 175 MCFED.

(c)

Atkins-Lincoln 18-2 – Completed in the Upper Davis section of the Cotton Valley. Drilled to a depth of 9,550 feet to test our primary objective Cotton Valley interval, which it successfully tested. The well was stimulated with a successful high rate “slick water” fracture treatment and placed into production on January 11, 2008. Currently producing 300 MCFED.

(d)	Rendall 7-1 – Drilled to a depth of approximately 5,000 feet to test several shallow horizons. After evaluating several hydrocarbon shows, the Rendall 7-1 was plugged and abandoned in December 2007.
(e)

Rendall 7-2 – Spudded on February 24, 2008 and also targeting the Cotton Valley sands. Reached its planned total depth of 9,500 feet on March 10, 2008. On April 7 and 14, 2008, we successfully completed two stages of very large volume, high rate “slick water” fracture treatments on this well. The well was placed into production on April 25, 2008. Currently producing 1,375 MCFED.

(f)

Atkins-Lincoln 17-1 – Spudded on March 19, 2008 and also targeting the Cotton Valley sands. Reached its planned total depth of 9,500 feet on March 30, 2008. On April 21 and 28, 2008, we successfully completed two stages of very large volume, high rate “slick water” fracture treatments on this well. The well was placed into production on May 22, 2008. Currently producing 290 MCFED.

We have also laid a 15,000 foot gathering system and central processing and metering facility to service the five producers.

Also, we have disclosed that we are actively evaluating the potential for drilling and producing natural gas from the Haynesville Shale, an emerging natural gas play, in our Sentell Field. Numerous vertical and horizontal wells have been drilled, logged and put into production from the Haynesville formation within a 30-mile radius of Southern Star's Sentell Field. Our 5,300-acre Sentell Field has the potential for about 35 Haynesville wells positioned on 160-acre spacing. There are no probable or possible reserve estimates for the Haynesville Shale potential in our year-end 2008 reserve report

Based on the satisfactory results of our deep Cotton Valley wells, we intend to continue to drill additional wells to define the core productive outlines of the acreage. Following these delineation wells, we intend to develop the field by drilling at least one well per 160 acres over as much of the Sentell Field area as warranted. However, until we determine the extent of the productive limits of the project, we will not know the full extent of development costs to bring the acreage to production. We intend to complete step-out drilling to extend the productive limits of acreage. We estimate that our exploration costs during the next twelve month period will be approximately $13,000,000.

Employee and Consultant Compensation

Our company is operated by William David Gibbs as Chief Executive Officer, Interim Chief Financial Officer, President, Secretary and Treasurer, Bruce Ganer as Vice President of Exploration and Development, and Douglas Harwell as Operations Manager. Mr. Gibbs and Mr. Harwell are employees of the Company and Mr. Ganer provides his services through a management company pursuant to a written agreement, the terms of which are described below. To reduce costs, we intend to continue to outsource our professional and personnel requirements when practical by retaining consultants on an as-needed basis. Although we enter into consulting agreements periodically, we have entered into several long term employment and consulting agreements, the terms of which are described below. We estimate that our employee, consultant, and related professional compensation expenses for the next twelve month period will be approximately $1,260,000.

On November 22, 2007, the Company entered into a consulting agreement with William David Gibbs to serve as the CEO and President of the Company and provide consulting services in consideration for $200 per hour of services to a maximum of $1,500 per day and $30,000 per month and options to purchase 1,500,000 shares of the Company’s common stock at $1.20 per share for 5 years. On February 26, 2008, the Company reduced the exercise price of the options to $0.70 per share. If Mr. Gibbs completed an equity financing in excess of $5,000,000 then he would cease to be a consultant and would become an employee with a base salary of $240,000 and certain inventive bonuses as set forth in the employment agreement. On May 1, 2008, Mr. Gibbs ceased to be a consultant and became an employee of the Company under those terms.

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

Effective June 16, 2008, we entered into an agreement with Douglas M. Harwell, whereby we agreed to employ Mr. Harwell as our operations manager. Mr. Harwell will be retained as our operations manager in consideration for, among other things: (i) a base salary of $160,000 per year; (ii) incentive bonuses as set forth in the employment agreement; and (iii) the grant of a stock option to purchase up to 250,000 shares of our common stock at a price of $1.00 per share, exercisable until June 16, 2013.

On May 20, 2008, the Company entered into a consulting agreement with Enercom, Inc., an investor communications consulting firm that will provide investor communications services on behalf of the Company in consideration of a minimum of $3,000 per month.

On January 1, 2008, we entered into a consulting agreement with Big Sky Management Ltd., whereby Big Sky Management agreed to provide management services to our company. Big Sky Management has agreed to provide the services through its employee and our director Eric Boehnke in consideration for the payment, by our Company, of $10,000 per month.

On November 22, 2007, we entered into a consulting agreement with Larry Keller, whereby Larry Keller agreed to provide consulting services to our company for a consulting fee of $175 per hour and the grant of a stock option to purchase up to 500,000 shares of our common stock at a price of $1.09 per share, exercisable until November 22, 2009. On May 30, 2008, we paid a cash bonus of approximately $25,000 per well upon the successful completion of our company’s following three wells: Lincoln Atkins 18-1; Lincoln Atkins 8-1; and Atkins 18-2.

On June 18, 2007, the Company entered into a services agreement with Imperial Capital Ltd., a financial advisor, to provide services related to assisting the Company in future financing activities in consideration of a 8% cash fee and a warrant to purchase the higher of 8% of the dollar amount or the number of equity securities issued in the financing or 8% of the face value of any debt securities sold in the financing on at least the following minimum terms and conditions: (i) purchase price of $0.01, (ii) exercise price set at the closing price of the Company’s common stock on the closing date of the financing; (iii) warrant term of 3 years; and (iv) the Company has the right on 15 days written notice to require the Warrant holder to exercise the Warrant so long as the closing price of the common shares of the Company equals or exceeds $1.75 per common share for at least 20 consecutive trading days prior to the date of the call notice. The Company paid an initial cash deposit of $25,000 to be set against expenses of the advisor, of which $24,396 has been expensed and $604 has been recorded as a deferred cost at May 31, 2008. Upon successful completion of the future financing, this cost will be recorded as a reduction of additional paid-in capital. If the future financing is not successfully completed, this cost will be charged to the consolidated statement of operations. During the year ended May 31, 2008 the Company paid $60,000 of financing fees and issued 100,000 warrants with a fair value of $85,758. On April 23, 2008, the Company amended this agreement. The Company agreed to pay a cash fee on future financings equal to 3.0% of the face amount of senior first lien debt securities, 4.0% of the face amount of other senior or mezzanine debt securities, 6.0% of the face amount of equity securities. The Company will also grant a warrant to purchase the higher of 5% of the dollar amount or the number of equity securities issued or 5% of the face amount of any debt securities at a purchase price of $0.01 with an exercise price equal to the closing price of the Company’s common stock on the closing date of the financing for 3 years. Subsequent to May 31, 2008, the Company terminated this agreement and in consideration thereof, paid to Imperial $90,000 in cash, agreed to pay Imperial in cash the amount of 3% of the gross proceeds of each funding in excess of the initial $5 million borrowing base which the Company received under the Macquarie credit agreement until Imperial has received $750,000, and issued to Imperial a warrant to purchase 1,250,000 shares of common stock of the Company.

On May 3, 2007, the Company entered into a marketing agreement with RedChip Companies Inc. (“RedChip”) for an initial term of 12 months in consideration of $7,500 per month, and commencing August 1, 2007, an equivalent value of $5,000 per month payable in shares of the Company’s common stock, the value of which was to be determined based upon the closing price of the shares as reported by StockWatch Inc. on the first business day of each quarterly period. The shares were to be issued by the Company to RedChip on a quarterly basis no later than ten days after the first day of each subsequent quarter. A late fee of 5% of the monthly fee was billed if the payment is received more than 15 days after the due date. On December 11, 2007, the Company issued 18,750 for $15,000 of consulting services shares pursuant to the consulting agreement and at May 31, 2008, $35,000 was included in common stock subscribed. On June 7, 2008, the Company issued 28,043 shares of common stock with a fair value of $30,000 pursuant to the agreement. Subsequent to May 31, 2008, the Company terminated this agreement.

On February 27, 2007 the Company entered into a services agreement with Sierra Pine Resources, a consultant who provides consulting services in consideration for $140 per hour of services and 250,000 shares of the Company’s common stock. The Company is to issue 125,000 shares upon the generation of revenues from the Sentell Field in excess of all costs reasonably incurred in relation to the drilling of the well. The Company is also obligated to issue 125,000 shares to be held in escrow for a period of one year upon the Sentell Field generating more than 15 billion cubic feet equivalent of natural gas or having reserves greater than $75,000,000 calculated on a 10% discounted cash flow basis. On April 2, 2008 the Company effected a 1.5 to 1 forward stock split, making the number of shares issuable pursuant to the agreement 375,000 (187,500 upon the occurrence of each triggering event). As at May 31, 2008, no shares have been issued under this services agreement.

On February 15, 2007 the Company entered into a services agreement with Rylar & Associates, Inc., a consultant who provides consulting services in partial consideration for 250,000 shares of Common Stock. The Company is to issue 125,000 shares upon the generation of revenues from the Company’s Sentell Field property in excess of all costs reasonably incurred in relation to the drilling of the wells. The Company is also obligated to issue 125,000 shares to be held in escrow for a period of one year upon the Sentell Field generating more than 15 billion cubic feet equivalent of natural gas or having reserves greater than $75,000,000 calculated on a 10% discounted cash flow basis. On April 2, 2008 the Company effected a 1.5 to 1 forward stock split, making the number of shares issuable pursuant to the agreement 375,000 (187,500 upon the occurrence of each triggering event). As of the Closing Date, no shares have been issued under this services agreement.

On January 22, 2007, we entered into an oil and gas services agreement with Sunland Production Company pursuant to which we appointed Sunland Production as operator of our property interests in the Sentell Field located in the Bossier Parish, Louisiana. In consideration for such services, we have agreed to pay Sunland Production certain fees as set out in the agreement, including a drilling fee of $6,500 per month, a supervision fee of $650 per month and $850 per day for any engineering services incurred. The agreement is to continue for a one year term and is automatically renewable for additional one year terms on the anniversary date of the agreement. Either party may terminate the agreement with sixty days written notice to the other party. This agreement has been terminated.

Professional Fees

We expect to incur on-going legal, accounting and audit expenses to comply with our reporting responsibilities as a public company under the United States Securities Exchange Act of 1934, as amended. We estimate such expenses for the next fiscal year to be approximately $408,000.

General and Administrative Expenses

We anticipate spending $480,000 on general and administrative costs in the next twelve month period. These costs primarily consist of expenses such as insurance, rent, software, office supplies and office equipment.

Liquidity and Capital Resources

As of May 31, 2008, we had cash of $1,435,531 and current liabilities of $4,027,646. The current liabilities consisted of accounts payable and accrued liabilities, net revenue payable to working interest partners, exploration advances, a loan payable and amounts due to related parties. As at May 31, 2008, we had a working capital deficiency of approximately $2,218,117, and had incurred losses of $5,685,474 since inception.  Subsequent to May 31, 2008, we used proceeds from the Macquarie Bank credit facility to pay off this working capital deficit in its entirety.

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows during the next twelve month period.

From September through November 2007, several debt holders converted certain convertible debentures which eliminated our interest payable on such securities. On September 18, 2007, we issued a 10% $1,300,000 convertible debenture to Gobbet Management Inc. The debenture, which was due September 18, 2009, was converted into shares of common stock of our company at a conversion price of $0.50 per share. On November 16, 2007, Gobbet Management converted the principal amount of $1,300,000 plus $21,306 in interest into 2,642,611 shares of common stock of our company. We issued the 2,624,611 shares of common stock on December 21, 2007 and the remaining 18,000 shares of common stock on April 14, 2008. On November 16, 2007, Sovereign Services Limited converted the principal amount of $800,000 plus interest of $77,777.78 pursuant to a 10% convertible debenture due December 1, 2008, into 2,633,333 shares of common stock of our company. We issued the 2,633,333 shares of common stock on December 21, 2007. On November 16, 2007, Sovereign Services converted the principal amount of $600,000 plus interest of $63,333.33 pursuant to a 10% convertible debenture due November 1, 2008, into 265,333 shares of common stock of our company. We issued the 265,333 shares of common stock on December 21, 2007.

On July 11, 2008, the Company entered into a credit agreement with Macquarie Bank Limited and certain lenders to receive advances up to $25,000,000. This credit agreement amended and restated a $2,000,000 Senior First Lien Secured Credit Agreement between the Company and Macquarie Bank Limited, dated May 16, 2008, in its entirety.

On July 16, 2008, we closed the first draw down under the Amended and Restated Senior First Lien Secured Credit Agreement (dated July 11, 2008) (“Credit Agreement”) with Macquarie Bank Limited (individually and as Administrative Agent) (“Administrative Agent”) and the various participating lenders (the “Lenders”). The Credit Agreement provides for a loan facility that makes available to us a senior secured revolving loan not to exceed, in the aggregate, $25,000,000 by July 11, 2011. Each Lender will make available to our company a senior secured revolving loan in accordance with each Lender’s percentage share under the terms of the Credit Agreement not to exceed the maximum commitment (lesser of $25 million and the borrowing base, as discussed below). All of our monetary obligations under the Credit Agreement are due and payable on July 11, 2011.

The initial borrowing base available to us under the revolving loan is $5 million and may be used exclusively for the development of the properties listed on Schedule 2.2(a) of the Credit Agreement, general corporate purposes (as approved by the Administrative Agent), and the payment of the Administrative Agent’s costs associated with the loan. Upon closing, we drew an advance of $2.5 million, leaving $2.5 million available under the initial borrowing base.  Prior to the advance, we had a working capital deficit of approximately $2,218,117, incurred primarily due to drilling expenses on two wells and a workover program on three other wells during the fiscal year ended May 31, 2008. We used the initial advance of $2.5 million to pay off the working capital deficit accumulated from that program. On August 15, 2008, we drew down an additional $880,000 against the initial borrowing base to fund our 40% working interest share of the estimated costs of drilling and completing new Sentell Field wells. We now have $1,620,000 remaining under the initial borrowing base of the credit facility. The borrowing base will be redetermined no less than every six months, based upon the Administrative Agent’s review of the most recent reserve report (prepared by our engineers and setting forth our projected recoverable reserves of our company). Reserve reports are due to the Administrative Agent on or before each January 15 and July 15 until the maturity date. Within 30 days following receipt of the Reserve Report, the Administrative Agent will, in its sole discretion, make a determination of the borrowing base, which will be effective until the next redetermination date. The Administrative Agent will determine the borrowing base in accordance with its customary lending practices based on the maximum revolving loan amount supportable by our properties.

Under the terms of the Credit Agreement, we make requests to the Administrative Agent for advances made as revolving loans by Lenders and evidenced by promissory notes in favor of each Lender. These advances comprising the revolving loan will bear interest at the applicable contract rate on the outstanding borrowed and unpaid principal amount of the loan for the period commencing on the date of each advance until all monetary obligations are paid in full in accordance with the Credit Agreement. The contract rate is a per annum rate equal to the lesser of (i) prime rate plus 2% and (ii) the highest lawful rate. The prime rate means the greater of (i) the prime rate of interest specified by the Wall Street Journal and (ii) the Federal Funds Rate plus .50% per annum. The highest lawful rate means, with respect to each Lender, the maximum nonusurious interest rate, if any, that at any time or from time to time may be charged under the laws applicable to such Lender. Upon the occurrence and during the continuation of an event of default, the rate of interest applicable to the promissory notes under this loan will be equal to the lesser of (i) the highest lawful rate and (ii) 4% over the applicable contract rate. In addition, if any principal or interest is not paid when due, such overdue amount will bear interest, after as well as before judgment, at a rate equal to the default rate.

Pursuant to the terms of the Credit Agreement, all proceeds from the sale of oil and gas from our properties, if any, will be assigned to the Administrative Agent via payment into a project account. The Administrative Agent will then create a sub-account on its internal books and credit to that account all funds deposited as payments into the project account. We have authorized the Administrative Agent to debit the sub-account for the payment of all obligations under the Credit Agreement when due.

As collateral security for all of our obligations to the Administrative Agent and each of the Lenders under the Credit Agreement and other related documents, we granted to the Administrative Agent (for the benefit of the Lenders) a first priority mortgage lien in all of our real and personal property subject only to certain permitted encumbrances.

The Credit Agreement contains certain negative covenants which prevent us from carrying out certain actions, including incurring specified debt or guaranties, suffering any change of control, merging into or consolidating with any other entity, declaring or paying any cash dividends or distributions.

The occurrence and continuance of any of the following will be an event of default under the Credit Agreement:

(i)	payment default;
(ii)	our failure to comply with any material term, condition, or covenant of the Credit Agreement;
(iii)	our bankruptcy or insolvency or any other actions relating to bankruptcy or insolvency;
(iv)	an order, judgment, or decree by any court of competent jurisdiction approving a petition seeking our reorganization or appointing a conservators, receiver, liquidator, or trustee for us;
(v)	discovery of any statement or representation of us in the Credit Agreement or related documents that is materially false when made;
(vi)	any federal tax lien or any other liens totaling $50,000 or more are filed of record against us and not bonded or discharged within 30 days after we receive notice thereof;
(vii)	judgment for more than $100,000 or for any amount if the execution and enforcement of such judgment could reasonably be expected to adversely affect our ability to operate our properties;

(viii)

unless we notify the Administrative Agent of our intention to dispute a debt, failure to pay any debt in excess of $50,000 (other than debt under the Credit Agreement) or any related interest or premium, when due and the failure continues after the grace period;

(ix)

the Credit Agreement and related documents ceasing to be in full force and effect or being declared null and void, denial by us of any further liability or obligation under the Credit Agreement or related documents, or any of the liens granted to the Administrative Agent or Lenders cease to be valid or perfected;

(x)

our failure to provide satisfactory evidence to Administrative Agent that any lien against our properties in favor of a third-party has been released or subordinated to Administrative Agent within 30 days of closing;

(xi)	our failure or the failure of the operators of our properties to comply with any governmental requirements that could reasonably be expected to have a materially adverse effect;
(xii)	if any operator is removed or withdraws and the replacement operator is not acceptable to the Administrative Agent in its reasonable discretion;
(xiii)	if any of our working interests are increased or net revenue interests are decreased;
(xiv)

we cause or suffer to exist a default of any material obligation of ours under any hedging agreement that continues beyond the cure period and such default could reasonably be expected to have a material adverse effect;

(xv)	we modify or amend any of its charter documents in any material manner without the Administrative Agents’ prior consent;
(xvi)	a change of control occurs without the Administrative Agent’s prior written consent; or
(xvii)	the occurrence of a material adverse effect.

Upon the occurrence of an event of default (other than (iii) or (iv) above), the Administrative Agent shall take either or both of the following actions: (i) terminate the commitments and thereupon the commitments will terminate immediately and (ii) declare the promissory notes and the loan due and payable in whole or in part, and thereupon the principal of the loan so declared to be due and payable; together with interest and fees, will become immediately due and payable. The Administrative Agent will have all of the rights and remedies of a secured party under the Uniform Commercial Code and will have the right to enter upon any premises where collateral is kept and peacefully retake possession thereof. Also during the occurrence and continuation of an event of default, the Administrative Agent and the Lenders have set-off rights and may exercise our rights under any operating agreement or other basic document.

We incurred a net loss of $3,778,554 for the year ended May 31, 2008 as compared to a net loss of $1,849,714 for the year ended May 31, 2007. We had current cash on hand as at May 31, 2008 of approximately $1,435,531.

As we anticipate that our estimated operating expenses for the next twelve months will be $15,148,000, we do not have sufficient working capital to enable us to complete our drilling program of exploration wells or to finance our normal operations for the next twelve-month period. We estimate that approximately $3,250,000 will come from Sentell Field production revenues. We estimate that we will be required to raise approximately $10,500,000 during our fiscal year ending May 31, 2009 to fund our current plan of operation and working capital requirements. We anticipate that we will be required to raise additional funds through the issuance of equity securities or through additional debt financing. We believe we will draw down the remainder of the available credit in our revolving credit agreement with Macquarie Bank in the next few months to fund additional drilling. Additional draw downs on the credit facility will depend upon the success of our future financings and the availability of credit under the credit facility. We plan on undertaking additional financing activities throughout the course of the next twelve months. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates.

We incurred a net loss of $3,828,907 for the year ended May 31, 2008 as compared to a net loss of $1,849,714 for the year ended May 31, 2007.

As we anticipate that our estimated operating expenses for the next twelve months will be $15,148,000, we do not have sufficient working capital to enable us to complete our drilling program of exploration wells or to finance our normal operations for the next twelve-month period. As a result, we will be required to raise additional funds through the issuance of equity securities or through additional debt financing or drawing on our revolving credit agreement with Macquarie Bank Limited in order to carry out our plan of operations for the next twelve-month period. As of August 15, 2008, we believe we will draw down the remainder of the available credit in our revolving credit agreement with Macquarie in the next few months. We plan on undertaking additional financing activities throughout the course of the next twelve months. Additional draw downs on the credit facility will depend upon the success of our future financings and the availability of credit under the credit facility. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates.

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

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further long-term financing, successful exploration and development of our oil and gas properties and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining additional commercial loans, assuming those loans would be available, or drawing on our revolving credit agreement with Macquarie Bank Limited, will increase our liabilities and future cash commitments.

Future Financings

We anticipate that additional funding, when required, will be in the form of equity financing from the sale of our common stock or through debt financing. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through debt financing on commercially reasonable terms to fund operations. We do not currently have any arrangements in place for any future equity financing. For debt financing, the Company has a credit agreement with Macquarie Bank Limited and certain other lenders that has an initial borrowing base of $5 million, of which $1,620,000 remains, and a maximum limit of $25,000,000, as disclosed above under “Liquidity and Capital Resources”.

Capital Expenditures

Our planned capital expenditures for fiscal 2009 include the following projects:

1.	Nine Cotton Valley delineation wells in the Sentell Field at an estimated net cost of $880,000 per well ($7,920,000 total);
2.	Three Haynesville delineation wells in the Sentell Field at an estimated net cost of $1,080,000 per well ($3,240,000 total);
3.	Field facility upgrades in Sentell Field including a new saltwater disposal system at an estimated net cost of $140,000;
4.	Gathering system and road infrastructure improvements in Sentell Field at an estimated net cost of $400,000; and
5.	Unallocated funds of $1,300,000 in reserve for business development opportunities outside of the Sentell Field project.

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

Going Concern

The Company has been in the exploration stage since completion of its restructuring in November, 2006 and has not yet realized any significant revenues from its planned operations. Previously, it was in the development stage, pursuant to Statements of Financial Accounting Standards (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”, and had not generated or sustained significant revenues. These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the exploration stage are dependent upon its successful efforts to raise additional equity financing to continue operations and generate sustainable significant revenue. There is no guarantee that the Company will be able to raise adequate equity financings or generate profitable operations. As at May 31, 2008, the Company has a working capital deficit of $2,218,117 and has incurred losses of $5,685,474 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”.  SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.  The Company is currently evaluating the impact of SFAS No. 161 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

On December 21, 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110, (“SAB 110”). SAB 110 provides guidance to issuers on the method allowed in developing estimates of expected term of “plain vanilla” share options in accordance with SFAS No. 123R, “Share-Based Payments”. The staff will continue to accept, under certain circumstances, the use of a simplified method beyond December 31, 2007 which amends question 6 of Section D.2 as included in SAB 107, “Valuation of Share-Based Payment Arrangements for Public Companies”, which stated that the simplified method could not be used beyond December 31, 2007. SAB 110 is effective April 1, 2008. The Company is currently evaluating the potential impact, if any, that the adoption of SAB 110 will have on its financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”.

ITEM 7.	FINANCIAL STATEMENTS.

Our consolidated audited financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

The following consolidated audited financial statements are filed as part of this annual report:

Independent Auditor's Report, dated August 15, 2008 of Dale Matheson Carr-Hilton Labonte LLP

Audited Consolidated Balance Sheets as at May 31, 2008 and May 31, 2007

Audited Consolidated Statements of Operations for the years ended May 31, 2008 and 2007

Audited Consolidated Statements of Cash Flows for the years ended May 31, 2008 and 2007

Audited Consolidated Statement of Stockholders’ Equity (Deficit) for the period from February 7, 2005 to May 31, 2008

Notes to the Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Southern Star Energy Inc.

(An exploration stage company)

We have audited the accompanying consolidated balance sheets of Southern Star Energy Inc. (an exploration stage Company) as of May 31, 2008 and 2007 and the consolidated statements of operations, stockholders’ equity and cash flows for the years then ended and for the period from February 7, 2005 (date of inception) to May 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The Company’s financial statements as at May 31, 2006 were audited by other auditors whose report dated July 26, 2006, included an explanatory paragraph regarding the Company’s ability to continue as a going concern.  The financial statements for the period from February 7, 2005 (date of inception) to May 31, 2006 reflect a total net loss of $57,206 of the related cumulative totals.  The other auditors’ reports have been furnished to us, and our opinion, insofar as it relates to amounts included for such prior periods, is based solely on the reports of such other auditors.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company at May 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended and for the period from February 7, 2005 (date of inception) to May 31, 2008 in accordance with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses in developing its business and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DALE MATHESON CARR-HILTON LABONTE LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

August 15, 2008

Southern Star Energy Inc.

(An Exploration Stage Company)

Consolidated Balance Sheets

	May 31, 2008 $	May 31, 2007 $

ASSETS

Current Assets

Cash	1,435,531	737,588
Accounts Receivable (Note 4)	335,657	23,900
Prepaids	38,341	239,418

Total Current Assets	1,809,529	1,000,906

Property and Equipment (Note 3)	19,655	–
Surety Bond (Note 4)	10,514	10,000
Oil and Gas Property (Note 4)	6,488,071	2,796,962

Total Assets	8,327,769	3,807,868

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts Payable and Accrued Liabilities	1,555,535	646,803
Net Revenue Payable to Working Interest Partners (Note 4)	599,060	–
Exploration Advances (Note 4)	266,089	82,540
Loan Payable, less unamortized discount of $425,250 (Note 6)	1,574,750	–
Due to Related Party (Note 8)	32,212	282

Total Current Liabilities	4,027,646	729,625

Asset Retirement Obligations (Note 5)	53,985	–
Convertible Debentures, less unamortized discount of $Nil and $561,462 (Note 7)	–	838,538

Total Liabilities	4,081,631	1,568,163

Contingency and Commitments (Notes 1,6 and 12)

Stockholders’ Equity

Common Stock (Note 10) Authorized: 843,750,000 shares, par value $0.001 Issued: 44,800,944 shares (May 31, 2007 – 30,806,250 shares)	44,801	30,806

Additional Paid-In Capital	9,851,811	2,265,819

Convertible Units (Note 11)	–	1,850,000

Common Stock Subscribed (Note 10(b))	35,000	–

Deficit Accumulated During the Exploration Stage	(5,685,474)	(1,906,920)

Total Stockholders’ Equity	4,246,138	2,239,705

Total Liabilities and Stockholders’ Equity	8,327,769	3,807,868

Subsequent Events (Note 17)

The accompanying notes are an integral part of these consolidated financial statements.

Southern Star Energy Inc.

(An Exploration Stage Company)

Consolidated Statements of Operations

	Accumulated From February 7, 2005 (Date of Inception) to May 31,	Year Ended May 31,	Year Ended May 31,
	2008	2008	2007
	$	$	$

Revenue	625,670	625,670	–

Operating Expenses

Depletion, depreciation and accretion (Notes 3, 4 and 5)	112,203	112,203	–
General and administrative (Note 9)	2,483,450	2,159,803	323,647
Production costs	295,890	295,890	–
Travel	98,788	59,339	39,449

Total Operating Expenses	2,990,331	2,627,235	363,096

Net Loss Before the Following Items	(2,364,661)	(2,001,565)	(363,096)

Other Expenses

Accretion of discount on debt (Notes 6 and 7)	(1,220,750)	(1,142,212)	(78,538)
Financing costs (Note 11)	(1,912,472)	(543,472)	(1,369,000)
Interest on loans (Note 6)	(166,305)	(91,305)	(75,000)

Total Other Expenses	(3,299,527)	(1,776,989)	(1,522,538)

Net Loss Before Discontinued Operations	(5,664,188)	(3,778,554)	(1,885,634)

Discontinued operations (Note 14)	(21,286)	–	35,920

Net Loss	(5,685,474)	(3,778,554)	(1,849,714)

Net Income (Loss) Per Share

Continuing Operations – Basic and Diluted		(0.10)	(0.02)
Discontinued Operations – Basic and Diluted		–	–
		(0.10)	(0.02)

Weighted Average Number of Shares Outstanding – Basic and Diluted		36,016,204	76,690,325

The accompanying notes are an integral part of these consolidated financial statements.

Southern Star Energy Inc.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

	Accumulated From February 7, 2005 (Date of Inception) to May 31,	Year Ended May 31,	Year Ended May 31,
	2008	2008	2007
	$	$	$

Operating Activities

Net loss	(5,685,474)	(3,778,554)	(1,849,714)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of convertible debt discount	1,220,750	1,142,212	78,538
Common stock subscribed	35,000	35,000	–
Depreciation, depletion and accretion	113,088	112,203	–
Intrinsic value of convertible units and fair value warrants issued as finance fees	1,775,000	406,000	1,369,000
Interest accrued on convertible debt	3,889	(71,111)	75,000
Shares issued for consulting services	15,000	15,000	–
Stock-based compensation	880,571	880,571	–

Changes in operating assets and liabilities

Accounts receivable	(325,517)	(311,757)	(5,864)
Prepaids	203,475	208,023	(36,055)
Accounts payable and accrued liabilities	966,733	782,352	174,652
Customer deposit	–	–	(3,209)
Deferred revenue	18,708	–	–
Due to related parties	5,602	31,930	(26,328)
Exploration advances	266,089	183,549	82,540

Net Cash Used in Continuing Operations	(507,086)	(364,582)	(141,440)
Discontinued operations	(38,215)	–	(38,215)

Net Cash Used in Operating Activities	(545,301)	(364,582)	(179,655)

Investing Activities
Acquisition of property and equipment	(27,293)	(20,077)	–
Surety bond	(10,000)	–	(10,000)
Oil and gas property expenditures	(5,402,062)	(2,797,398)	(2,614,664)

Net Cash Used in Investing Activities	(5,439,355)	(2,817,475)	(2,532,124)

Financing Activities
Proceeds from issuance of common stock	287,625	–	250,000
Proceeds from common stock subscribed	1,850,000	–	1,850,000
Proceeds from loan payable	2,000,000	2,000,000	–
Proceeds from convertible units	580,000	580,000	–
Advances from related parties	6,400	–	6,400
Proceeds from issuance of convertible debentures	2,700,000	1,300,000	1,400,000

Net Cash Provided by Financing Activities	7,424,025	3,880,000	3,506,400

Effect of exchange rate on cash	(3,838)	–	–

Change in Cash	1,435,531	697,943	712,081

Cash – Beginning	–	737,588	25,507

Cash – Ending	1,435,531	1,435,531	737,588

Supplemental Disclosures:
Oil and gas property expenditures recorded in prepaids	7,460	7,460	205,998
Oil and gas property expenditures recorded in accounts payable and accrued liabilities	1,452,580	1,452,580	422,742

Cash paid for:
Interest	4,100	4,100	–
Income taxes	–	–	–

The accompanying notes are an integral part of these consolidated financial statements.

Southern Star Energy Inc.
(An Exploration Stage Company)
Consolidated Statement of Stockholders’ Equity
Period from February 7, 2005 (Date of Inception) to May 31, 2008

	Common Shares Number Amount		Additional Paid-in Capital (Discount)	Convertible Units	Common Stock Subscribed	Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
		$	$	$	$	$	$	$
Balance – February 7, 2005 (date of inception) – Stock issued for cash	562,500	563	(463)	–	–	–	–	100
Foreign currency translation adjustment	–	–	–	–	–	35	–	35
Stock issued for cash	84,431,250	84,431	(46,906)	–	–	–	–	37,525
Net loss for the period	–	–	–	–	–	–	(12,077)	(12,077)
				–
Balance – May 31, 2005	84,993,750	84,994	(47,369)	–	–	35	(12,077)	25,583

Foreign currency translation adjustment	–	–	–	–	–	(3,873)	–	(3,873)
Net loss for the year	–	–	–	–	–	–	(45,129)	(45,129)

Balance – May 31, 2006	84,993,750	84,994	(47,369)	–	–	(3,838)	(57,206)	(23,419)

Stock issued for cash	750,000	750	249,250	–	–	–	–	250,000
Intrinsic value of beneficial conversion feature (Note 7)	–	–	640,000	–	–	–	–	640,000
Fair value of warrants issued for financing fees (Note 11(a))	–	–	1,369,000	1,850,000	–	–	–	3,219,000
Stock returned and cancelled (Note 10) – April 5, 2007	(54,937,500)	(54,938)	54,938	–	–	–	–	–
Foreign currency translation adjustment	–	–	–	–	–	3,838	–	3,838
Net loss for the year	–	–	–	–	–	–	(1,849,714)	(1,849,714)

Balance – May 31, 2007	30,806,250	30,806	2,265,819	1,850,000	–	–	(1,906,920)	2,239,705

Intrinsic value of beneficial conversion feature (Note 7)	–	–	520,000	–	–	–	–	520,000
Fair value of warrants issued for financing fees (Note 11)	–	–	406,000	580,000	–	–	–	986,000
Stock issued upon conversion of convertible debentures and interest (Note 7)	7,265,943	7,266	2,855,150	–	–	–	–	2,862,416
Conversion of convertible units (Note 11)	6,710,001	6,710	2,423,290	(2,430,000)	–	–	–	–
Shares issued for consulting services (Note 10)	18,750	19	14,981	–	–	–	–	15,000
Shares issuable for consulting services (Note 10)	–	–	–	–	35,000	–	–	35,000
Fair value of warrants issued for financing fees (Note 6))	–	–	486,000	–	–	–	–	486,000
Stock-based compensation (Note 9)	–	–	880,571	–	–	–	–	880,571
Net loss for the year	–	–	–	–	–	–	(3,778,554)	(3,778,554)

Balance – May 31, 2008	44,800,944	44,801	9,851,811	–	35,000	–	(5,685,474)	4,246,138

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

Southern Star Energy Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2008

1.	Nature of Operations and Continuance of Business

Southern Star Energy Inc. was incorporated in the State of Nevada on February 7, 2005 under the name Surge Enterprises, Inc. Pursuant to a Restructuring Agreement dated November 6, 2006, the Company disposed of its interest in the Company’s wholly-owned subsidiary, Surge Marketing Corp. (“Surge Marketing”) (Note 13). On November 13, 2006 the Company changed its name to Southern Star Energy Inc.

The Company previously focused its business efforts on software sales and website development. On November 2, 2006, the Company commenced the business of the acquisition, exploration and development of oil and gas resources with the acquisition of an initial 20% interest in certain oil and gas leases located in Louisiana.

The Company has been in the exploration stage since completion of its restructuring in November, 2006 and has not yet realized any significant revenues from its planned operations. Previously, it was in the development stage, pursuant to Statements of Financial Accounting Standards (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”, and had not generated or sustained significant revenues. These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the exploration stage are dependent upon its successful efforts to raise additional equity financing to continue operations and generate sustainable significant revenue. There is no guarantee that the Company will be able to raise adequate equity financings or generate profitable operations. As at May 31, 2008, the Company has a working capital deficit of $2,218,117 and has incurred losses of $5,685,474 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Management of the Company has undertaken steps as part of a plan with the goal of sustaining Company operations for the next twelve months and beyond. These steps include: (a) continuing efforts to raise additional capital and/or other forms of financing (Note 17(a)); and (b) controlling overhead and expenses. There can be no assurance that any of these efforts will be successful.

2.	Summary of Significant Accounting Policies
a)	Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States (“US GAAP”), and are expressed in U.S. dollars. These consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, Southern Star Operating, Inc. (“Southern Star Operating”), incorporated in the State of Louisiana, USA and the total operating expenses include all of the activities incurred by Surge Marketing up to November 2, 2006 (Note 13). All intercompany balances and transactions have been eliminated. The Company’s fiscal year-end is May 31.

b)	Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to useful life and recoverability of long-lived assets, stock-based compensation, accounts receivable and deferred income tax asset valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.  The most significant estimates with regard to these consolidated financial statements relate to carrying values of oil and gas properties, stock-based compensation, convertible notes, the provision for income taxes and provision for asset retirement obligation.

Southern Star Energy Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

May 31, 2008

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

d)	Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear any interest. The Company regularly reviews collectibility and establishes or adjusts an allowance for uncollectible amounts as necessary using the specific identification method. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

e)	Oil and Gas Properties

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

f)	Revenue Recognition

Oil and natural gas revenues are recorded using the sales method whereby the Company recognizes oil and natural gas revenue based on the amount of oil and gas sold to purchasers when title passes, the amount is determinable and collection is reasonably assured. Actual sales of gas are based on sales, net of the associated volume charges for processing fees and for costs associated with delivery, transportation, marketing, and royalties in accordance with industry standards. Operating costs and taxes are recognized in the same period of which revenue is earned.

Southern Star Energy Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

May 31, 2008

2.	Summary of Significant Accounting Policies (continued)
g)	Asset Retirement Obligations

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

h)	Property and Equipment

Property and equipment consists of furniture, equipment, and leasehold improvements and is recorded at cost, less accumulated depreciation. Furniture, equipment and leasehold improvements are being depreciated over three years using the straight-line method.

i)	Long Lived Assets

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

j)	Income Taxes

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

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on June 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with SFAS No.5, “Accounting for Contingencies”. As required by FIN 48, which clarifies SFAS No. 109, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting this standard, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open. The adoption of FIN 48 did not have a material impact on the financial statements during the year ended May 31, 2008.

k)	Financial Instruments

The fair values of financial instruments, which include cash, accounts receivable, surety bond, accounts payable, exploration advances, loan payable, convertible debentures and due to related party approximate their carrying values due to the relatively short maturity of these instruments.

l)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2008 and 2007, the Company has no items that represent comprehensive loss.

Southern Star Energy Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

May 31, 2008

2.	Summary of Significant Accounting Policies (continued)
m)	Stock-Based Compensation

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

n)	Discontinued Operations

Certain amounts have been reclassified to present the Company’s disposal of its interest in its wholly-owned subsidiary, Surge Marketing, as discontinued operations. Unless otherwise indicated, information presented in the notes to the financial statements relates only to the Company’s continuing operations. Information relating to discontinued operations is included in Note 14 and in some instances, where appropriate, is included as a separate disclosure within the individual footnote.

o)	Basic and Diluted Loss Per Share

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

p)	Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”.  SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.  The Company is currently evaluating the impact of SFAS No. 161 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

On December 21, 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110, (“SAB 110”). SAB 110 provides guidance to issuers on the method allowed in developing estimates of expected term of “plain vanilla” share options in accordance with SFAS No. 123R, “Share-Based Payments”. The staff will continue to accept, under certain circumstances, the use of a simplified method beyond December 31, 2007 which amends question 6 of Section D.2 as included in SAB 107, “Valuation of Share-

Southern Star Energy Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

May 31, 2008

2.	Summary of Significant Accounting Policies (continued)
p)	Recent Accounting Pronouncements (continued)

Based Payment Arrangements for Public Companies”, which stated that the simplified method could not be used beyond December 31, 2007. SAB 110 is effective April 1, 2008. The Company is currently evaluating the potential impact, if any, that the adoption of SAB 110 will have on its financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”.

3.	Equipment
	Cost $	Accumulated Depreciation $	May 31, 2008 Net Book Value $	May 31, 2007 Net Book Value $

Leasehold improvements	12,483	–	12,483	–
Furniture and equipment	7,594	422	7,172	–

	20,077	422	19,655	–

4.	Oil and Gas Property

Pursuant to the terms of the Restructuring Agreement (Note 13), Big Sky Management (“Big Sky”), a company owned by the former President of the Company, agreed to assign all rights, title and interest to the Company of a 20% working interest in certain oil and gas leases located in Louisiana, known as Sentell Field (formerly called the D Duck Prospect). Pursuant to a prospect acquisition agreement with Dynamic Resources Corporation (“Dynamic”), dated October 10, 2006, Big Sky was obligated to pay Dynamic $97,634. Big Sky also was obligated to pay 100% of Dynamic’s remaining share, being 20%, of the drilling and completion costs on the initial two wells drilled on the property up to a maximum of $400,000 per well. As at November 6, 2006, the date of the Restructuring Agreement, Big Sky had not made any payments for Sentell Field. The Company paid $97,634 to Dynamic for its 20% interest and $144,116 was paid to Dynamic by Ramshorn Investments, Inc. (“Ramshorn”) for its 40% interest. The Company’s working interest is subject to a 24% royalty interest. As a result, the Company is entitled to receive a proportionate share of 76% of its interest in of any production from Sentell Field, less all exploration and development costs, and the holder of the royalty interest is entitled to the remaining 24% of any production. The holder of the royalty interest is not responsible for any exploration or development costs.

On November 2, 2006, the Company acquired another 20% working interest in the property for $290,062, resulting in a combined working interest of 40%, and became the Operator of Sentell Field. An additional 40% working interest is held by Ramshorn who has agreed to pay 40% of the drilling costs on Sentell Field.

On February 12, 2007, and July 11, 2007, respectively, the Company entered into subscription agreements described in Note 11. Pursuant to the agreements, the subscribers are to receive 1% and 1.98%, respectively, of the net proceeds from production attributable to the Company’s interest in certain wells located on Sentell Field.

Pursuant to a Farmout Agreement entered into on September 1, 2006 with the owner of Sentell Field, to retain its interest in one section of Sentell Field, the Company, Dynamic and Ramshorn (the “Farmees”) were obligated to drill a test well on Sentell Fields on or before March 1, 2007. During the year ended May 31, 2008, the Company paid a further $15,000 (May 31, 2007 - $45,000) to extend the deadline to November 30, 2007, of which $9,000 (May 31, 2007 - $27,000) has been billed to the Farmees for their share of this cost. During the year ended May 31, 2008, the Company drilled the required test well.

To May 31, 2008, the Company incurred additional acquisition costs relating to lease rentals and extensions totaling $223,583 (May 31, 2007 - $63,467).

Southern Star Energy Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

May 31, 2008

4.	Oil and Gas Property (continued)

The Company’s portion of exploration and development costs incurred during the year ended May 31, 2008, was $3,516,943 (May 31, 2007 - $2,327,799) and $59,619 (May 31, 2007 - $Nil), respectively. During the year ended May 31, 2007 the Company provided a $10,514 (2007 – $10,000) certificate of deposit towards a $26,287 (2007 - $25,000) surety bond which was requested by the Department of Natural Resources of the Bureau of Land Management of the state of Louisiana, before drilling could commence. The surety bond was allocated between the Company, Dynamic and Ramshorn based on their working interest in Sentell Field, being 40%, 20% and 40% respectively.

At May 31, 2008, Ramshorn and Dynamic have prepaid $266,089 towards future costs (May 31, 2007 - Dynamic had prepaid $82,540) which have been recorded as exploration advances on the balance sheet. At May 31, 2008, the Company was owed $Nil (May 31, 2007 - $23,900) from Ramshorn and Dynamic. At May 31, 2008, the Company recorded $335,657 (May 31, 2007 - $Nil) receivable from oil and gas sales and $599,060 of oil and gas sales payable to Ramshorn and Dynamic..

All of the Company’s proven and unproven oil and gas properties are located in the United States. The following table summarizes information regarding the Company's oil and gas acquisition, exploration and development activities:

	May 31,	May 31,
	2008 $	2007 $

Proved Properties

Acquisition costs	692,746	–
Development costs	59,619	–
Exploration costs	5,844,742	–
Less:
Accumulated depletion	(109,036)	–

	6,488,071	–

Unproven Properties

Acquisition costs	–	469,163
Exploration costs	–	2,327,799

	–	2,796,962

Net Carrying Value	6,488,071	2,796,962

5.	Asset Retirement Obligation

The Company’s asset retirement obligations (“AROs”) in regards to Sentell Field (Note 4) relates to site restoration.

A reconciliation between the opening and closing AROs balance is provided below:

	May 31, 2008 $	May 31, 2007 $

Beginning asset retirement obligations	–	–
Liabilities incurred	57,640	–
Liabilities settled	(6,400)
Accretion	2,745	–
		–
Total asset retirement obligations	53,985	–

In accordance with Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations," the Company measured the AROs at a fair value of $57,640 and capitalized this to the oil and gas property. The AROs will accrete to $99,850 until the time at which it is expected to be settled, being 7 years. A discount rate of 10% was used to calculate the present value of the ARO. The corresponding accretion at May 31, 2008, being $2,745 (May 31, 2007 - $Nil), has been included in depletion, depreciation and amortization. Actual retirement costs will be recorded against the AROs when incurred. Any difference between the recorded AROs and the actual retirement costs incurred will be recorded as a gain or loss in the period of settlement.

Southern Star Energy Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

May 31, 2008

6.	Loan Payable

On May 16, 2008, the Company and Macquarie Bank Limited (“Macquarie”) entered into a credit agreement (the “Macquarie Credit Agreement”) to receive advances up to $2,000,000. On May 20, 2008, the Company received an advance of $2,000,000. The advances bear interest at the lesser of the prime rate plus 2% and the highest lawful rate. Interest payments must be made on the last day of each month and all interest and advances must be repaid by September 13, 2008. Pursuant to the terms of the agreement all proceeds from the sale of oil and gas by the Company will be assigned to Macquarie until all amounts outstanding are paid in full. In connection with the Macquarie Credit Agreement the Company issued the lender a warrant to purchase 750,000 shares of common stock at $1.00 per share until May 16, 2013. The Company recorded the relative fair value of the warrant of $486,000 as additional paid-in capital and an equivalent discount which will be expensed over the term of the advance. The Company will record interest expense over the term of the Macquarie Credit Agreement of $486,000 resulting from the difference between the stated value and carrying value at the date of issuance. At May 31, 2008, the Company had recorded interest expense of $60,750 and increased the carrying value of the loan to $1,574,750 and accrued interest of $3,889. Subsequent to May 31, 2008, the company amended and restated the Macquarie Credit Agreement in its entirety, as referenced on Note 17(b).

In connection with the Macquarie Credit Agreement, the Company entered into a services agreement (Note 12(j)) with Imperial Capital, LLC (“Imperial”) on June 18, 2007, whereby the Company paid $60,000 of financing fees, $50,000 in additional expenses and is obligated to issue a warrant to purchase 100,000 warrants of common stock at $1.00. Subsequent to May 31, 2008, the Company terminated the services agreement in exchange for certain consideration as referenced in Note 17(a).

7.	Convertible Debentures
a)

On November 1, 2006, the Company issued a 10% convertible debenture with a principal amount of $600,000 which was due and payable on November 1, 2008. The principal and accrued interest on the debenture may be converted into shares of the Company’s common stock at $0.33 per share, at the option of the holder. An equity portion representing the beneficial conversion feature was not been recorded, as there was no intrinsic value at the date of commitment. On November 16, 2007, the Company received notice that the outstanding principal and accrued interest of $663,333 was to be converted into 1,989,999 shares of common stock. On December 21, 2007, 265,333 shares were issued and the remaining 1,724,666 shares were issued on January 15, 2008.

b)

On December 1, 2006, the Company issued a 10% convertible debenture with a principal amount of $800,000 which was due and payable on December 1, 2008. The principal and accrued interest on the debenture may be converted into shares of the Company’s common stock at $0.33 per share, at the option of the holder.

In accordance with Emerging Issues Task Force (“EITF”) 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the value of the embedded beneficial conversion feature of $640,000 as additional paid-in capital and an equivalent discount which would have been expensed over the term of the convertible debenture. The Company would have recorded interest expense over the term of the convertible debenture of $640,000 resulting from the difference between the stated value and carrying value at the date of issuance.

On November 16, 2007, the Company received notice that the outstanding principal and accrued interest of $877,778 was to be converted into 2,633,333 shares of common stock. Upon notice of conversion the Company recognized the unaccreted discount of $507,868 as interest expense. The shares were issued on December 21, 2007.

c)

On September 18, 2007, the Company issued a 10% convertible debenture with a principal amount of $1,300,000 which was due and payable on September 18, 2009. The principal and accrued interest on the debenture may be converted into shares of the Company’s common stock at $0.50 per share, at the option of the holder.

In accordance with EITF 98-5, the Company recognized the value of the embedded beneficial conversion feature of $520,000 as additional paid-in capital and an equivalent discount which would have been expensed over the term of the convertible debenture. The Company would have recorded interest expense over the term of the convertible debenture of $520,000 resulting from the difference between the stated value and carrying value at the date of issuance.

On November 16, 2007, the Company received notice that the outstanding principal and accrued interest of $1,321,306 was to be converted into 2,642,611 shares of common stock. Upon notice of conversion the Company recognized the unaccreted discount of $520,000 as interest expense. On December 21, 2007, the Company issued 2,624,611 of the shares issuable on the conversion of debentures. On April 10, 2008 the Company issued the 18,000 shares for $9,000 of accrued interest.

Southern Star Energy Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

May 31, 2008

8.     Related Party Transactions

a)

The Company granted to a company wholly owned by a director of the Company, 750,000 (May 31, 2007 – Nil) stock options to purchase shares of the Company’s common stock at $1.09 per share for a period of 4 years pursuant to a consulting agreement. On February 26, 2008, the Company reduced the exercise price of the options to $0.70 per share. The Company also paid $155,884 (May 31, 2007 – $Nil) in consulting fees pursuant to a consulting agreement (Note 12(g)) which has been recorded in oil and gas properties.

b)

The Company granted, to the President of the Company, 1,500,000 (May 31, 2007 – Nil) stock options to purchase shares of the Company’s common stock at $1.20 per share for a period of 5 years pursuant to a consulting agreement. On February 26, 2008, the Company reduced the exercise price of the options to $0.70 per share. The Company also paid $189,000 (May 31, 2007 – $Nil) in consulting fees pursuant to a consulting agreement (Note 12(i)).

c)	The Company incurred $50,000 (May 31, 2007 – $Nil) to the former CEO of the Company pursuant to a consulting agreement (Note 12(a)).
d)	The Company paid $21,756 (May 31, 2007 - $Nil) in consulting fees to the former CFO of the Company.
e)	On November 6, 2006, the Company agreed to sell its wholly-owned subsidiary, Surge Marketing, to two former officers of the Company (Note 14).
f)	On November 6, 2006 Big Sky, a company owned by the former President of the Company, assigned all rights, title and interest to the Company of a 20% working interest in Sentell Field Note 4).
g)

At May 31, 2008, the Company owes $282 (May 31, 2007 - $282) to the former President for expenses incurred on behalf of the Company. This amount is unsecured, is non-interest bearing and is due on demand.

h)

At May 31, 2008, the Company owed $5,219 (May 31, 2007 - $Nil) to the President for expenses incurred on behalf of the Company. At May 31, 2008, the Company owed $16,412 (May 31, 2007 - $Nil) to the former CEO for $10,000 of consulting expenses and $6,412 of expenses incurred on behalf of the Company. At May 31, 2008, the Company owed $10,299 to a Company wholly owned by a director of the Company. These amounts are unsecured, non-interest bearing and are due on demand.

These transactions are in the normal course of business and are recorded at the exchange amount, which is the consideration agreed to by the related parties.

9.	Stock Options and Warrants

Stock Options

On October 31, 2007, the Company approved the 2007 Stock Option Plan (the “Plan”) to issue up to 3,000,000 shares to eligible employees, officers, directors and consultants. Pursuant to the Plan, the Company has granted stock options to certain directors and consultants. On June 4, 2008, the Company amended the Plan to increase the number of shares issuable to 5,000,000. The Company granted 2,750,000 stock purchase options in November 2007 exercisable at $0.70 per share. All of the options were granted pursuant to the Plan with 500,000 options exercisable for two years, 750,000 options exercisable for four years and 1,500,000 exercisable for five years. 250,000 options vested immediately, 1,000,000 options vest in November 2008, 750,000 options vest in November 2009, and 750,000 options vest in November 2010.

The weighted average grant date fair value of stock options granted during the year ended May 31, 2008 was $1.04 per share. On February 26, 2008, the Company modified the terms of options outstanding. The weighted average grant date fair value of the modified stock options was $0.52 and the Company recognized an additional $37,404 of stock based compensation. No stock options were exercised during the years ended May 31, 2008 and 2007. During the year ended May 31, 2008, the Company recorded stock-based compensation of $880,571 as general and administrative expense.

A summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value $

Outstanding, May 31, 2007 and 2006	–	–

Granted	2,750,000	0.70

Outstanding, May 31, 2008	2,750,000	0.70	3.67	605,000

Exercisable, May 31, 2008	250,000	0.70	1.48	55,000

Southern Star Energy Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

May 31, 2008

9.	Stock Options and Warrants (continued)

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended May 31, 2008	Year Ended May 31, 2007

Expected dividend yield	0%	–
Expected volatility	111%	–
Expected life (in years)	3.93	–
Risk-free interest rate	2.65%	–

As at May 31, 2008, there was $1,953,679 (May 31, 2007 - $Nil) of total unrecognized compensation costs related to nonvested share-based compensation arrangements granted under the Plan which are expected to be recognized over a weighted-average period of 1.85 years. The total fair value of shares vested during the year ended May 31, 2008 was $880,571.

A summary of the status of the Company’s nonvested shares as of May 31, 2008, and changes during the year ended May 31, 2008, is presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value $

Nonvested at May 31, 2007 and 2006	–	–

Granted	2,750,000	0.52
Vested	(250,000)	0.39

Nonvested at May 31, 2008	2,500,000	0.53

Warrants

On May 16, 2008, the Company issued a warrant to purchase 750,000 shares of common stock at $1.00 per share until May 16, 2013 (Note 6). A summary of the Company’s warrants is as follows:

	Number of Warrants	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Term

Outstanding, May 31, 2007 and 2006	–	–

Granted	1	1.00

Outstanding, May 31, 2008	1	1.00	4.96

10.	Common Stock
a)	On April 10, 2008, the Company issued 18,000 shares of common stock for $9,000 of accrued interest (Note 7(c)).
b)

On December 11, 2007, the Company issued 18,750 shares of common stock for $15,000 of consulting services described in Note 12(d). At May 31, 2008, $35,000 of consulting expense was included in common stock subscribed.

c)

On December 21, 2007, January 15, 2008 and April 10, 2008, the Company issued 5,523,277, 1,724,666 and 18,000 shares of common stock, respectively, upon the conversion of $2,862,416 of principal and accrued interest relating to the convertible debentures described in Note 7.

d)	On February 6, 2008, the Company issued 6,710,001 shares of common stock upon the conversion of the $2,430,000 of convertible units described in Note 11.

Southern Star Energy Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

May 31, 2008

10.   Common Stock (continued)

e)

On February 12, 2007, the Company entered into a subscription agreement for the issuance of 37 units at $50,000 per unit for proceeds of $1,850,000. Each unit entitled the subscriber to receive 1% of the net proceeds from production attributable to the Company’s interest in certain wells located on Sentell Field (Note 4). Each unit was convertible into shares of the Company’s common stock at a rate of 1.5 shares for every $0.50 of investment. During the year ended May 31, 2007, pursuant to EITF 98-5 and EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments” the Company recorded $1,369,000 intrinsic value of the beneficial conversion feature upon issuance (Note 11).

f)

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

g)	On February 13, 2007, the Company received stock subscriptions for 750,000 shares of common stock at $0.33 per share for proceeds of $250,000. The shares were issued on March 30, 2007.
h)	On April 5, 2007, 54,937,500 shares of common stock were returned to treasury and cancelled as a part of the Restructuring Agreement described in Note 13.

11.	Convertible Units
a)

On February 12, 2007, the Company entered into a subscription agreement for the issuance of 37 units at $50,000 per unit for proceeds of $1,850,000. Each unit entitles the subscriber to receive 1% of the net proceeds from production attributable to the Company’s interest in certain wells located on Sentell Field (Note 4). Each unit is convertible into shares of the Company’s common stock at a rate of 1.5 shares for every $0.50 of investment. During the year ended May 31, 2007, pursuant to EITF 98-5 and EITF 00-27, the Company recorded the $1,369,000 intrinsic value of the beneficial conversion feature upon issuance. On February 6, 2008, the Company issued 5,550,001 shares of common stock upon the conversion of all 37 units.

b)

On July 11, 2007, the Company entered into a subscription agreement for the issuance of 11.6 units at $50,000 per unit for proceeds of $580,000. Each unit entitles the subscriber to receive 1.98% of the net proceeds from production attributable to the Company’s interest in certain wells located on Sentell Field (Note 4). Each unit is convertible into shares of the Company’s common stock at a rate of 1 share for every $0.50 of investment. During the year ended May 31, 2008, pursuant to EITF 98-5 and EITF 00-27, the Company recorded the $406,000 intrinsic value of the beneficial conversion feature upon issuance. On February 6, 2008, the Company issued 1,160,000 shares of common stock upon the conversion of all 11.6 units.

12.	Commitments
a)	On January 1, 2008, the Company entered into a consulting agreement with the former CEO of the Company to provide consulting services in exchange for $10,000 per month for an indefinite period.
b)

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

2009	$34,712
2010	35,299
2011	32,850

$102,861
c)

On May 20, 2008, the Company entered into a consulting agreement with an investor communications consulting firm that will provide investor communications services on behalf of the Company in consideration of a minimum of $3,000 per month for an initial period of one year.

Southern Star Energy Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

May 31, 2008

12.   Commitments (continued)

d)

On May 3, 2007, the Company entered into a marketing agreement with RedChip Companies Inc. (“RedChip”) for an initial term of 12 months in consideration of $7,500 per month, and commencing August 1, 2007, an equivalent value of $5,000 per month payable in shares of the Company’s common stock, the value of which will be determined based upon the closing price of the shares as reported by StockWatch Inc. on the first business day of each quarterly period. The shares will be issued by the Company to RedChip on a quarterly basis no later than ten days after the first day of each subsequent quarter. A late fee of 5% of the monthly fee will be billed if the payment is received more than 15 days after the due date. On December 11, 2007, the Company issued 18,750 for $15,000 of consulting services shares pursuant to the consulting agreement and at May 31, 2008, $35,000 was included in common stock subscribed. Subsequent to May 31, 2008, the Company terminated this agreement.

e)

On February 27, 2007 the Company entered into a services agreement with a consultant who will provide consulting services in consideration for $140 per hour of services and 375,000 shares of the Company’s common stock. The Company is to issue 187,500 shares upon the generation of revenues from Sentell Field in excess of all costs reasonably incurred in relation to the drilling of the well. The Company is also obligated to issue 187,500 shares to be held in escrow for a period of one year upon Sentell Field generating more than 15 billion cubic feet equivalent of natural gas or having reserves greater than $75,000,000 calculated on a 10% discounted cash flow basis. As at May 31, 2008, no shares have been issued under this services agreement.

f)

On February 15, 2007, the Company entered into a services agreement with a consultant who will provide consulting services in consideration for $75 per hour of services and 375,000 shares of the Company’s common stock. The Company is to issue 187,500 shares upon the generation of revenues from Sentell Field in excess of all costs reasonably incurred in relation to the drilling of the well. The Company is also obligated to issue 187,500 shares to be held in escrow for a period of one year upon Sentell Field generating more than 15 billion cubic feet equivalent of natural gas or having reserves greater than $75,000,000 calculated on a 10% discounted cash flow basis. As at May 31, 2008, no shares have been issued under this services agreement.

g)

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

h)

On November 22, 2007, the Company entered into a consulting agreement with a consultant who will provide consulting services in consideration for $175 per hour of services, options to purchase 500,000 shares of the Company’s common stock at $1.09 per share for 2 years and $25,000 upon the successful completion of three of the Company’s wells. On February 26, 2008, the Company reduced the exercise price of the options to $0.70 per share. During the year, the Company paid $75,000 to the consultant for the completion of certain wells on Sentell Field.

i)

On November 22, 2007, the Company entered into a consulting agreement with the President of the Company who will provide consulting services in consideration for $200 per hour of services to a maximum of $1,500 per day and $30,000 per month and options to purchase 1,500,000 shares of the Company’s common stock at $1.20 per share for 5 years. On February 26, 2008, the Company reduced the exercise price of the options to $0.70 per share. If the President completes an equity financing in excess of $5,000,000 the President will cease to be a consultant and will become an employee with a base salary of $240,000 per year and up to two bonus payments of $30,000 upon the successful completion of a new well outside the current Sentell Field or the acquisition of any property or financing of greater than $3,000,000. On May 1, 2008, the President of the Company ceased to be a consultant and became an employee of the Company.

Southern Star Energy Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

May 31, 2008

12.   Commitments (continued)

j)

On June 18, 2007, the Company entered into a services agreement with Imperial to provide services related to assisting the Company in future financing activities in consideration of a 8% cash fee and a warrant to purchase the higher of 8% of the dollar amount or the number of equity securities issued in the financing or 8% of the face value of any debt securities sold in the financing on at least the following minimum terms and conditions: (i) purchase price of $0.01, (ii) exercise price set at the closing price of the Company’s common stock on the closing date of the financing; (iii) warrant term of 3 years; and (iv) the Company has the right on 15 days written notice to require the Warrant holder to exercise the Warrant so long as the closing price of the common shares of the Company equals or exceeds $1.75 per common share for at least 20 consecutive trading days prior to the date of the call notice. On April 23, 2008, the Company amended this agreement. The Company agreed to pay a cash fee on future financings equal to 3.0% of the face amount of senior first lien debt securities, 4.0% of the face amount of other senior or mezzanine debt securities, 6.0% of the face amount of equity securities. The Company will also grant a warrant to purchase the higher of 5% of the dollar amount or the number of equity securities issued or 5% of the face amount of any debt securities at a purchase price of $0.01 with an exercise price equal to the closing price of the Company’s common stock on the closing date of the financing for 3 years. The Company paid an initial cash deposit of $25,000 to be set against expenses of the advisor, of which $24,396 has been expensed and $604 has been recorded in prepaids at May 31, 2008. Upon successful completion of the future financing, this cost will be recorded as a reduction of additional paid-in capital. If the future financing is not successfully completed, this cost will be charged to the consolidated statement of operations. During the year ended May 31, 2008 the Company paid Imperial $60,000 of financing fees and was obligated to issue Imperial a warrant to purchase 100,000 common shares. Subsequent to May 31, 2008, the Company terminated this agreement in exchange for certain consideration as referenced in Note 17(a).

13.	Restructuring Agreement

On November 6, 2006, the Company entered into a restructuring agreement (the “Restructuring Agreement”) with Southern Star Operating, Big Sky, Eric Boehnke (“Boehnke”), Troy Mutter (“Mutter”) and Frank Hollmann (“Hollmann”). Boehnke is the former President of the Company, and Mutter and Hollmann, former officers. Pursuant to the terms of the Restructuring Agreement, Big Sky, a private British Columbia company wholly-owned by Boehnke, agreed to assign all right, title and interest to the Company of a 20% working interest in Sentell Field (Note 4). In conjunction with the Restructuring Agreement, the Company transfered its wholly-owned subsidiary, Surge Marketing, to Mutter and Hollmann in consideration for the transfer of 9,000,000 split-adjusted shares of common stock of the Company to Boehnke, and the return and cancellation of an aggregate of 54,937,500 split-adjusted shares of common stock of the Company held by Mutter and Hollman. On April 5, 2007, the shares were returned to treasury and cancelled.

14.	Discontinued Operations

On April 5, 2007 the Company sold all of its interests in its wholly owned subsidiary, Surge Marketing and effective November 2, 2006, discontinued all operations related to the former business of software sales and website development.

The results of discontinued operations are summarized as follows:

	Accumulated From February 7, 2005 (Date of Inception) to May 31,	Year Ended May 31,	Year Ended May 31,
	2008	2008	2007
	$	$	$

Revenue
Consulting	90,460	–	35,172
Software	18,697	–	–

	109,157	–	35,172

Expenses	171,445	–	40,255

Net Operating Loss	(62,288)	–	(5,083)
Gain on disposal	41,002	–	41,002

Gain (Loss) From Discontinued Operations	(21,286)	–	35,920

Southern Star Energy Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

May 31, 2008

14.	Discontinued Operations (continued)

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

15.	Income Taxes

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	May 31, 2008 $	May 31, 2007 $

Net loss before income taxes per financial statements	(3,778,554)	(1,849,714)

Income tax rate	35%	35%

Income tax recovery	(1,322,494)	(647,400)

Permanent differences	858,623	507,851

Valuation allowance change	463,871	139,549

Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities at May 31, 2008 and 2007 are as follows:

	May 31, 2008 $	May 31, 2007 $

Net operating loss carryforward	630,000	159,000

Oil and gas property	(324,000)	(97,000)

Valuation allowance	(306,000)	(62,000)

Net deferred income tax asset	–	–

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

The Company has a net operating loss carryforward of approximately $1,781,000 available to offset taxable income in future years which expire in fiscal 2025.

Southern Star Energy Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

May 31, 2008

16. Supplemental Oil and Natural Gas Reserve Information (Unaudited)

General

The Company’s estimated net proved developed oil and gas reserves and the present value of estimated cash flows from those reserves are summarized below. The reserves were estimated by an independent petroleum engineer. The present value of estimated cash flows is estimated by management using market prices at the end of each of the periods presented in the financial statements. Those prices were held constant over the estimated life of the reserves. There are numerous uncertainties inherent in estimating quantities and values of proved oil and gas reserves and in projecting future rates of production and the timing of development expenditures, including factors involving reservoir engineering, pricing and both operating and regulatory constraints. All reserves estimates are to some degree speculative, and various classifications of reserves only constitute attempts to define the degree of speculation involved. Accordingly, oil and gas reserve information represents estimates only and should not be construed as being exact.

Estimated Oil and Gas Reserve Quantities

The Company’s ownership interests in estimated quantities of proved developed gas reserves and changes in net proved developed reserves, all of which are located in the United States, are summarized below:

			Non-Gas
	Oil (barrels)	Gas (mcf)	Liquids (gal)

Balance at May 31, 2007 and 2006	-	-	-

Purchase of reserves-in-place	46,000	3,201,200	754,100
Production	(732)	(53,069)	(13,729)
Balance, May 31, 2008	45,268	3,148,131	740,371

Amortization per unit of production (mcf) is $1.89.

There were no revisions of previous estimates of reserves or extensions and discoveries during the years ended May 31, 2007 and 2006.

Standardized measure of discounted future cash flows:

The standardized measure of discounted future net cash flows from proved developed reserves for the years presented in the financial statements are summarized below. There were no proved reserves at inception through August 31, 2007. The standardized measure of future cash flows as of May 31, 2008 is calculated using a price per barrel of oil of $124.79, a price per Mcf of natural gas of $10.67, and a price per Gal non-gas liquid of $2.10. These prices are equal to the price received by the Company at May 31, 2008. The resulting estimated future cash inflows are reduced by estimated future costs to produce the estimated proved reserves. These costs are based on year-end cost levels. Future income taxes are based on year-end statutory rates after consideration of permanent differences, to the excess of pre-tax cash inflows over the Company’s tax basis in the associated proved gas and oil properties. The future net cash flows are reduced to present value by applying a 10% discount rate. The standardized measure of discounted future cash flows is not intended to represent the replacement cost or fair market value of the Company’s oil and gas properties.

There were no proved developed reserves at May 31, 2007.

	May 31 ,2008	May 31, 2007

Future production revenues	$ 41,481,959	$ -
Future production costs	(9,477,136)	-
Future development costs	(10,776,000)	-
Future cash flows before income taxes	21,228,823	-
Future income taxes	-	-
Future net cash flows	21,228,823	-
10% annual discount for estimating future net cash flows	(12,730,567)	-
Standardized measure of discounted future net cash flows	$ 8,498,256	$ -

Future development costs include the estimated costs of bringing non-producing developed reserves into production. The Company has not quantified or included any amounts for undeveloped reserves.

Southern Star Energy Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

May 31, 2008

17.	Subsequent Events
a)

On August 8, 2008, the Company terminated its services agreement with Imperial referenced in Note 12(j). In consideration for the termination, the Company paid Imperial a cash fee of $90,000, the amount of 3% of the gross proceeds of each funding in excess of the initial $5,000,000 borrowing base the Company received under the Macquarie Credit Agreement until Imperial has received the total fee of $750,000 of which $150,000 has been paid and issued a warrant to purchase 1,250,000 shares of the Company’s common stock until July 11, 2013.

b)

On July 11, 2008, the Company and Macquarie entered into a credit agreement (the “Amended Macquarie Credit Agreement”) to receive advances up to $25,000,000 and with an initial borrowing base of $5,000,000. The Amended Macquarie Credit Agreement amends and restates the previous credit agreement described in Note 6 in its entirety. On July 16, 2008, the Company received an advance of approximately $2,500,000 and on August 15, 2008, the Company received an advance of $880,000. The advances bear interest at the lesser of the prime rate plus 2% and the highest lawful rate. Interest payments must be made on the last day of each month and all interest and advances must be repaid by July 11, 2011. Pursuant to the terms of the Amended Macquarie Credit Agreement all proceeds from the sale of oil and gas by the Company will be assigned to Macquarie until all amounts outstanding are paid in full. In connection with the Amended Macquarie Credit Agreement, the Company issued the lender a warrant to purchase 750,000 shares of common stock at $1.00 per share until July 11, 2013 in exchange for the warrant to purchase 750,000 shares of common stock at $1.00 described in Note 6. Also in connection with the credit agreement, the Company issued the lender a warrant to purchase 1,897,419 shares of common stock at $1.00 per share until July 11, 2013.

c)

On June 16, 2008, the Company entered into a services agreement with an employee who will provide operations manager services for the Company in consideration of $160,000 per year, options to purchase 250,000 shares of the Company’s common stock at $1.00 per share for 5 years and up to two bonus payments of $20,000 upon the successful completion of a new well outside the current project or the acquisition of any property greater than $3,000,000. One third of the options vest on June 4, 2009, June 4, 2010 and June 5, 2010.

d)	On June 7, 2008 and prior to the agreement being terminated, the Company issued 28,043 shares of common stock with a fair value of $30,000 pursuant to the agreement described in Note 12(d)).
e)

On June 4, 2008, the Company entered into a stock option agreement with the President and CEO of the Company whereby the Company granted options to purchase up to an aggregate of 1,000,000 shares of common stock at $1.00 per share for 5 years. One third of the options vest each on June 4, 2009, June 4, 2010 and June 5, 2010.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A(T).	CONTROLS AND PROCEDURES.

Disclosure Control and Procedure

At the end of the period covered by this report on Form 10-KSB for the year ended May 31, 2008, an evaluation was carried out under the supervision of and with the participation of the Company's management, including the Chief Executive Officer and (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of the Company's disclosure controls and procedures (as defined in Rule 13a - 15(e) and Rule 15d - 15(e) under the Exchange Act).  Based on that evaluation the CEO and the CFO have concluded that the Company's disclosure controls and procedures were adequately designed and effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness in future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the design and operation of the Company’s internal control over financial reporting as of May 31, 2008 based on the criteria in a framework developed by the Company’s management pursuant to and in compliance with the principles and framework of the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, walkthroughs of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management has concluded that the Company's internal control over financial reporting was effective as of March 31, 2008 and no material weaknesses were discovered.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) or 15(d)-15(f)) that occurred during the Company’s the period covered by this annual report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION.

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers and Significant Employees

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

Name	Position	Age	Date Elected/Appointed
William David Gibbs	CEO, Interim CFO, President, Secretary, Treasurer, and Director	55	December 3, 2007
Eric Boehnke	Chairman of the Board and Director	43	October 30, 2006
Bruce L. Ganer	Vice President of Exploration and Development, and Director	57	November 22, 2007
Douglas M. Harwell	Operations Manager	32	June 16, 2008

William David Gibbs

Mr. Gibbs is an entrepreneurial senior executive in the independent upstream energy sector with over 33 years experience in both technical and executive leadership roles. He has a successful track record of creating, growing and monetizing a significant exploration and production company focused on the U.S. Gulf of Mexico, delivering outstanding shareholder returns.

From 2005 to November 2007, Mr. Gibbs was the President of Medco Energy US LLC (formerly Novus Louisiana) Lafayette LA where he rebuilt the company after a hostile takeover and failed divestiture effort. From 1992 to 2005, Mr. Gibbs held several senior management positions with TDC Energy, LLC from Vice President, Business Development in 1992 to President and Chief Executive Officer in 2000.

He received a Bachelor of Mechanical Engineering from the Georgia Institute of Technology in 1975 and an Offshore Operators’ Certification from the University of Southwestern Louisiana in 1979. He completed the Owner/President Management Program (Unit 1) at Harvard University in 2001.

Mr. Gibbs is the founder and president of Esperanza Ministries. Esperanza Ministries is a 501 c.3 charity operating medical and educational services in Central America. Esperanza and its affiliates operate four schools, a regional medical center, and a large child care facility in southern Honduras. Over the past seven years, Esperanza has raised and deployed over $500,000 of funds and supplies as well as leading several large mission teams.

Eric Boehnke

From January 1997 until present, Mr. Boehnke has acted as president and a director of Big Sky Management Ltd., a private company principally involved with providing corporate finance and administrative management services to private and public companies. From May 2004 until present, Mr. Boehnke has acted as a director and officer of VanArbor Asset Management Ltd., a British Columbia based independent asset management company dedicated to creating wealth using a disciplined, proprietary investment strategy with an emphasis on preserving

Southern Star Energy Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

capital while generating long-term returns. Mr. Boehnke has been involved with Van Arbor Asset Management since inception, playing an integral role in the development of the proprietary technology and the implementation of the company's business plan. Mr. Boehnke has been an officer and director of various public companies, the most recent being Cano Petroleum Inc. (AMEX:CFW). Mr. Boehnke served as a board member of this company from May 2003 to June 2004. Cano Petroleum is an oil and gas company that is focused on secondary and enhanced oil recovery techniques to extract additional oil from mature onshore United States properties. Mr. Boehnke graduated from the University of Toronto in 1984 with a Bachelor of Science degree. Mr. Boehnke currently serves as a director and officer on Petra Petroleum Ltd, a British Columbia company which is a reporting issuer with the BCSC and as an officer and director of Woodbridge Energy Ltd, a capital pool company trading on the TSX V.

Bruce L. Ganer

Mr. Ganer has 37 years of experience providing engineering, petrophysics, planning, and managerial direction of exploration and production development projects with a successful track record in both Domestic US and International projects.

Mr. Ganer started his career at Schlumberger working for seven years as a field engineer and manager of SE Division Computing Center. He then moved on to Home Petroleum where he worked as a Petrophysicist evaluating properties in Oklahoma, Texas, Louisiana and Mississippi. In 1982 he joined Union Texas Petroleum where we worked for nine years as a petrophysicist and reservoir engineer assigned to seven of the top ten onshore fields. He also served as their onshore strategic plan and budget coordinator. Mr. Ganer provided solutions on particularly problematic reservoirs and evaluated exploration wells in domestic U.S., Alaska, Pakistan, Spain, Africa, Indonesia and Columbia. In 1991 Mr. Ganer joined Pennzoil Exploration and Production Company as their Chief Petrophysicist and Reservoir Engineer. A year later he was assigned to Pennzoil International in charge of the technical staff which he grew to thirty professionals that included geologists, geophysicists, petrophysicists, production engineers and reservoir engineers. He served as the Technical Project Leader for a megastructure six billion barrel offshore oil development in Azerbaijan.

In 1997, Mr. Ganer formed Sierra Pine Resources which places exploration and development teams assisting clients to meet corporate goals. Recent activities focus on acquisition and development of north Louisiana fields, offshore GOM, redevelopment of one field in Turkey and five fields in offshore Brazil. His company's efforts over the last eight years have directly resulted in several significant value-added projects accounting for in excess of 290 Bcfe in proven reserve additions.

Mr. Ganer is recognized as an industry expert in the Cotton Valley trend and has performed evaluations resulting in the redevelopment of multiple Cotton Valley projects. In addition to multiple large client driven projects, Mr. Ganer and his team are responsible for the identification and project formulation of the Sentell Field Development project on behalf of the Company and its partners.

Mr. Ganer received a BS, Physics & Math from Central Michigan University, post graduate studies in Physics from Central Michigan University, post graduate studies in Geology and Geophysics from Centenary College and University of Houston and a Masters of Science in Petroleum Engineering from the University of Houston.

Mr. Ganer previously served as a director of Probe Resources Ltd. and resigned on May 12, 2008.

Douglas M. Harwell

Mr. Harwell has over ten years operation experience as a mechanical engineer and has designed and implemented drill-well completions, conventional workovers, through-tubing workovers and well abandonments. Mr. Harwell also evaluated wells for buildup, determined impact on field economics designed wellbore architecture, in addition to effectively working with facilities and construction engineers to determine surface requirements. He also developed procedures for installation, as well as performing surveillance to optimize pump performance. Mr. Harwell has the been Manager, Special Projects of Cannon Services, Ltd. from May 2005 to present. Previously, from May 1998 to May 2005 he held various positions with ExxonMobile Production Company.

Mr. Harwell obtained a Bachelor of Science in Mechanical Engineering from the Louisiana Tech University in May 1998, summa cum laude.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers, directors, and persons who beneficially own more than 10% of the Company's common stock (“10% Stockholders”), to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Such officers, directors and 10% Stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended May 31, 2008, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with, except for the following:

NAME AND NATURE OF AFFILIATION	LATE REPORTS	REPORTS NOT FILED
William David Gibbs – President, CEO, and Director	2 (one Form 3, one Form 4)	0
Venture Capital Asset Management – 10% shareholder	2 (one Form 3, one Form 4)	0
Douglas M. Harwell – Operations Manager	1 (Form 3)	0

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

Our Code of Business Conduct and Ethics was filed with the Securities and Exchange Commission on September 13, 2006, as Exhibit 14.1 to our annual report and is also available on the Company’s website at http://www.ssenergyinc.com/s/CodeofEthics.asp.

Corporate Governance

As of August 12, 2008, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company's requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the President of our company at the address on the cover of this annual report.

Audit Committee

We do not have a standing audit committee at the present time. Our board of directors has determined that we do not have a board member that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5) of Regulation S-B, nor do we have a board member that qualifies as "independent" as the term is defined by Nasdaq Marketplace Rule 4200(a)(15).

We believe that the members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors as it currently exists. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any significant revenues from operations to date.

ITEM 10.	EXECUTIVE COMPENSATION.

A summary of cash and other compensation paid to our Principal Executive Officer and other executives for the fiscal year ended May 31, 2008 is as follows:

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)(1)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)(2)	Total ($) (j)
William David Gibbs, President, CEO, Interim CFO, Director, Secretary, and Treasurer	May 31, 2008	20,000	NIL	NIL	256,344	NIL	NIL	169,000	445,344
	May 31, 2007	NIL	NIL	NIL	NIL	NIL	NIL	NIL	NIL
Bruce L. Ganer, Vice President of Exploration and Development	May 31, 2008	NIL	NIL	NIL	112,640	NIL	NIL	155,884	268,524
	May 31, 2007	NIL	NIL	NIL	NIL	NIL	NIL	NIL	NIL
Douglas M. Harwell, Operations Manager	May 31, 2008	NIL	NIL	NIL	NIL	NIL	NIL	NIL	NIL
	May 31, 2007	NIL	NIL	NIL	NIL	NIL	NIL	NIL	NIL
Eric Boehnke, former President and CEO	May 31, 2008	NIL	NIL	NIL	NIL	NIL	NIL	50,000	50,000
	May 31, 2007	NIL	NIL	NIL	NIL	NIL	NIL	NIL	NIL
Hilda Kouvelis, former Chief Financial Officer	May 31, 2008	NIL	NIL	NIL	NIL	NIL	NIL	21,756	21,756
	May 31, 2007	NIL	NIL	NIL	NIL	NIL	NIL	NIL	NIL
(1)

Stock Options – Fair value of the option awards. (a) Mr. Gibbs has options to purchase 1,500,000 shares of the Company’s common stock at $0.70 per share for five years. One-third of these options vest on each of the first, second, and third anniversaries of their issuance on November 27, 2008. Mr. Gibbs also has options to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $1.00 per share for five years. One-third of these options vest on each of the first, second, and third anniversaries of their issuance on June 4, 2008. (b) Mr. Ganer has options to purchase 750,000 shares of the Company’s common stock at $0.70 per share for four years. One-third of these options vested on November 22, 2007, the date of issuance, and one-third vest on each of the first and second anniversaries of the date of issuance. (c) Mr. Harwell has options to purchase 250,000 shares of the Company’s common stock at $1.00 per share for five years. One-third of the options vest on each of the first, second and third anniversaries of their issuance on June 16, 2008.

(2)

Other Compensation – The amounts listed in column (i) describe the amounts paid to each officer or director pursuant to consulting agreements, more completely described in the section immediately following entitled “Narrative Disclosure to Summary Compensation Table”.

Narrative Disclosure to Summary Compensation Table

William David Gibbs

On November 22, 2007, the Company entered into a consulting agreement with William David Gibbs to serve as the CEO and President of the Company and provide consulting services in consideration for $200 per hour of services to a maximum of $1,500 per day and $30,000 per month, options to purchase 1,500,000 shares of the Company’s common stock at $1.20 per share for 5 years. On February 26, 2008, the Company reduced the exercise price of the options to $0.70 per share. If the Mr. Gibbs completed an equity financing in excess of $5,000,000 then he would cease to be a consultant and would become an employee with a base salary of $240,000 per year and up to two bonus payments of $30,000 upon the successful completion of a new well outside the current Sentell Field or the acquisition of any property or financing of greater than $3,000,000. On May 1, 2008, Mr. Gibbs ceased to be a consultant and became an employee of the Company. On August 15, 2008, Mr. Gibbs was appointed Interim Chief Financial Officer to the Company.

The 1,500,000 stock options shall vest in accordance with the following schedule:

(i)	five hundred thousand (500,000) stock options shall vest on November 27, 2008;

(ii)	five hundred thousand (500,000) stock options shall vest on November 27, 2009; and
(iii)	five hundred thousand (500,000) stock options shall vest on November 27, 2010.

On June 4, 2008, we entered into a stock option agreement with William David Gibbs granting him the right to purchase up to an aggregate of 1,000,000 shares of our common stock at an exercise price of $1.00 per share exercisable for a period of five years pursuant to our Stock Option Plan. The 1,000,000 stock options shall vest in accordance with the following schedule:

(i)	Three hundred thirty-three thousand three hundred and thirty-four (333,334) stock options shall vest on June 4, 2009;
(ii)	Three hundred thirty-three thousand three hundred and thirty-three (333,333) stock options shall vest on June 4, 2010; and
(iii)	Three hundred thirty-three thousand three hundred and thirty-three (333,333) stock options shall vest on June 4, 2011.

Mr. Gibbs will only be able to exercise the options if he is a director and/or officer at the time of exercise of any such options.

Bruce L. Ganer

On October 1, 2007, we appointed Bruce Ganer as our Vice President of Exploration and Development. Effective November 22, 2007, we entered into a consulting agreement between our company and Sierra Pine Resources International, Inc., a company wholly-owned by Bruce Ganer, whereby Sierra Pine agreed to provide consulting services to our company through Mr. Ganer in consideration for, among other things, the payment of $10,000 per month and the grant of a stock option to purchase up to 750,000 shares of our common stock at a price of $1.09 per share, exercisable until November 22, 2011. On February 26, 2008, the Company reduced the exercise price of the options to $0.70 per share. In addition, if during the term of this agreement, the Company identifies an oil and gas property interest or well for potential exploration by the Company and retains the consultant, the consultant will be granted an overriding royalty of: 2% for leases where the Company has acquired a working interest of greater than 80%, 1.75% for leases where the Company has acquired a working interest of greater than 78% but less than 80%, 1.5% for leases where the Company has acquired a working interest of greater than 75% but less than 78%, 1.0% for leases where the Company has acquired a working interest of less than 75%.

The 750,000 stock options shall vest in accordance with the following schedule:

(i)	two hundred and fifty thousand (250,000) stock options shall vest on November 22, 2007;

(ii)	two hundred and fifty thousand (250,000) stock options shall vest on November 22, 2008; and
(iii)	two hundred and fifty thousand (250,000) stock options shall vest on November 22, 2009.

Sierra Pine International, Inc. will only be able to exercise the options if it is a consultant at the time of exercise of any such options.

Douglas M. Harwell

Effective June 16, 2008, we entered into an agreement with Douglas M. Harwell, whereby we agreed to employ Mr. Harwell as our operations manager. Mr. Harwell will be retained as our operations manager in consideration for, among other things: (i) a base salary of $160,000 per year; (ii) the following incentive bonuses: (a) during the first year of employment, a maximum of two bonus payments of $20,000 each upon the successful closing of a material acquisition or the completion of a new well on a prospect outside the Sentell Field project and (b) at the first anniversary of Mr. Harwell’s employment, a bonus of up to $40,000 to awarded solely at the discretion of the board; and (iii) the grant of a stock option to purchase up to 250,000 shares of our common stock at a price of $1.00 per share, exercisable until June 16, 2013. The 250,000 stock options shall vest in accordance with the following schedule:

(i)	Eighty three thousand three hundred and thirty-four (83,334) stock options shall vest on June 16, 2009;
(ii)	Eighty three thousand three hundred and thirty-three (83,333) stock options shall vest on June 16, 2010; and
(iii)	Eighty three thousand three hundred and thirty-three (83,333) stock options shall vest on June 16, 2011.

Mr. Harwell will only be able to exercise the options if he is an employee at the time of exercise of any such options.

Eric Boehnke

On January 1, 2008, we entered into a consulting agreement with Big Sky Management Ltd., whereby Big Sky Management agreed to provide management services to our company that are consistent with the services ordinarily provided by a Chief Executive Officer. Big Sky Management agreed to provide the services through its employee Eric Boehnke in consideration for the payment, by our company, of $10,000 per month, plus expenses.

On April 8, 2008, Eric Boehnke resigned as our chief executive officer and William David Gibbs was appointed as chief executive officer in place of Eric Boehnke. Eric Boehnke continues to act as a director of our company. This resignation does not impact the consulting agreement with Big Sky Management Ltd.

Hilda Kouvelis

On November 2, 2007, we entered into a letter agreement with VirtualCFO, Inc. doing business as VCFO, whereby we engaged the services of VCFO to provide oversight and guidance to our company’s finance and accounting team. Under the agreement, Hilda Kouvelis was assigned by VCFO to provide our company with management support and assist our company with operational and public reporting requirements, corporate oversight, guidance of finance and accounting matters and such other assistance as required by our company. We paid Hilda Kouvelis, our Chief Financial Officer, $175 per hour for all services provided.

Ms. Kouvelis resigned as CFO effective July 1, 2008.

Other Compensation Information

Our company does not maintain any long-term compensation plans, and did not maintain such plans at any time during our two most recently completed fiscal years ended May 31, 2008. As such, there were no long-term compensation plan awards or payouts to any of the named executive officers of our company during our two most recently completed fiscal years ended May 31, 2007 and 2008.

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

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. In addition to those options currently held under the Plan, our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors pursuant to the Plan.

Outstanding Equity Awards

The following table sets forth certain information concerning our outstanding options for our named executive officers at August 12, 2008:

Option Awards
Name (a)	# of Securities Underlying Unexercised Options; (#) Exercisable (b)	# of Securities Underlying Unexercised Options; # Unexercisable (c)	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Exp. Date (f)
William David Gibbs	NIL	1,500,000 (1) 1,000,000	NIL	$0.70/share $1.00/share	11/22/2012 6/4/2013

Bruce L. Ganer	250,000	500,000 (2)	NIL	$0.70/share	11/22/2011

Douglas M. Harwell	NIL	250,000 (3)	NIL	$1.00/share	7/6/2013

(1)

On November 22, 2007, the Company entered into a consulting agreement with William David Gibbs to serve as the CEO and President of the Company and provide consulting services in partial consideration for options to purchase 1,500,000 shares of the Company’s common stock at $1.20 per share for 5 years pursuant to our Stock Option Plan. On February 26, 2008, the Company reduced the exercise price of the options to $0.70 per share. The 1,500,000 stock options shall vest in accordance with the following schedule:

(i)	500,000 stock options shall vest on November 27, 2008;
(ii)	500,000 stock options shall vest on November 27, 2009; and

(iii)	500,000 stock options shall vest on November 27, 2010.

On June 4, 2008, we entered into a stock option agreement with William David Gibbs granting him the right to purchase up to an aggregate of 1,000,000 shares of our common stock at an exercise price of $1.00 per share exercisable for a period of five years pursuant to our Stock Option Plan. The 1,000,000 stock options shall vest in accordance with the following schedule:

(i)	333,334 stock options shall vest on June 4, 2009;
(ii)	333,333 stock options shall vest on June 4, 2010; and
(iii)	333,333 stock options shall vest on June 4, 2011.
Mr. Gibbs will only be able to exercise the options if he is a director and/or officer at the time of exercise of any such options.
(2)

On October 1, 2007, we appointed Bruce Ganer as our Vice President of Exploration and Development. Effective November 22, 2007, we entered into a consulting agreement between our company and Sierra Pine Resources International, Inc., a company wholly-owned by Bruce Ganer, whereby Sierra Pine agreed to provide consulting services to our company through Mr. Ganer in partial consideration for the grant of a stock option to purchase up to 750,000 shares of our common stock at a price of $1.09 per share, exercisable until November 22, 2011 under our Stock Option Plan. On February 26, 2008, the Company reduced the exercise price of the options to $0.70 per share. The 750,000 stock options shall vest in accordance with the following schedule:

(i)	250,000 stock options shall vest on November 22, 2007;
(ii)	250,000 stock options shall vest on November 22, 2008; and
(iii)	250,000 stock options shall vest on November 22, 2009.

Sierra Pine International, Inc. will only be able to exercise the options if it is a consultant at the time of exercise of any such options.

(3)

Effective June 16, 2008, we entered into an agreement with Douglas M. Harwell, whereby we agreed to employ Mr. Harwell as our operations manager. Mr. Harwell will be retained as our operations manager in partial consideration for the grant of a stock option to purchase up to 250,000 shares of our common stock at a price of $1.00 per share, exercisable until June 16, 2013 under our Stock Option Plan. The 250,000 stock options shall vest in accordance with the following schedule:

(i)	83,334 stock options shall vest on June 16, 2009;
(ii)	83,333 stock options shall vest on June 16, 2010; and
(iii)	83,333 stock options shall vest on June 16, 2011.

Mr. Harwell will only be able to exercise the options if he is an employee at the time of exercise of any such options.

Retirement, Resignation or Termination Plans

We sponsor no plan, whether written or verbal, that would provide compensation or benefits of any type to an executive upon retirement, or any plan that would provide payment for retirement, resignation, or termination as a result of a change in control of our Company or as a result of a change in the responsibilities of an executive following a change in control of our Company.

Compensation of Directors

All directors of the Company are/were executive officers of the Company and their compensation is reported in the executive compensation table presented at the start of this section.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of shares of our common stock as of August 12, 2008 by:

•	each person who is known by us to beneficially own more than 5% of our issued and outstanding shares of common stock;
•	our named executive officers;
•	our directors; and
•	all of our executive officers and directors as a group.
(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner	(4) Percent of Class*
Directors and Named Executive Officers
Common Stock	Bruce Ganer	250,000(1)	0.6%
Common Stock	William David Gibbs	NIL	NIL
Common Stock	Douglas M. Harwell	NIL	NIL
Common Stock	Eric Boehnke	7,500,000	16.7%
Directors and Named Executives as a Group		7,750,000	17.3%
5% Shareholders
Common Stock	Macquarie Bank Limited 125 West 55th Street 22nd Floor New York, NY 10019	2,647,419(2)	5.6%
Common Stock	Venture Capital Asset Management AG Im Alteu Reiet 22 Schaan, Lichtenstein FL-9494	6,710,001	15.0%
Common Stock	Gobbet Management Inc. Postfach 837 Imaltein Riet 22 Sehaan, 9494	2,642,611	5.9%
Common Stock	Sovereign Services Ltd. 3E-B1, 25 Tai Hang Drive Jardine’s Lookout, Hong Kong	2,633,333	5.9%

* Percentages are calculated on a partially diluted basis based on 44,828,988 shares issued and outstanding on August 12, 2008 and shares acquirable by the holder within the next 60 days.

(1)

Mr. Ganer has options to purchase 750,000 shares of the Company’s common stock at $0.70 per share for four years. One-third of these options vested on November 22, 2007, the date of issuance, and one-third vest on each of the first and second anniversaries of the date of issuance.

(2)

As part of the consideration for the Credit Agreement we entered into with Macquarie we issued two warrants. One warrant is to purchase up to 750,000 shares of our common stock at an exercise price of $1.00 per share (“Warrant 1A”). Warrant 1A is a reissuance of a warrant issued to Macquarie in consideration for a previous agreement; the terms of the original warrant were previously reported on our Current Report on Form 8-K filed as of May 16, 2008. Therefore, Warrant 1A represents the right to acquire 750,000 shares of our common stock in place of rights granted under the original warrant. The effective date of Warrant 1A is July 11, 2008 and Warrant 1A expires on July 11, 2013. The second warrant is to purchase up to 1,897,419 shares of our common stock at an exercise price of $1.00 per share (“Warrant 2”). The effective date of Warrant 2 is July 11, 2008 and it expires on July 11, 2013.

We have no knowledge of any other arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of our company.

We are not, to the best of our knowledge, directly or indirectly owned or controlled by another corporation or foreign government.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except for the transactions described below, none of our directors, executive officers or more-than-five-percent shareholders, nor any associate, affiliate, or family member of the foregoing, have any interest, direct or indirect, in any transaction or in any proposed transactions, since the start of the fiscal year ending May 31, 2008, which has materially affected or will materially affect us.

•

On February 12, 2007, the Company entered into a Subscription Agreement with Venture Capital Asset Management (a more-than-five-percent shareholder) for the issuance of 37 units at $50,000 per unit for proceeds of $1,850,000. Each unit entitled the subscriber to receive 1% of the net proceeds from production attributable to the Company’s interest in certain wells located on the Sentell Field. Each unit was convertible into shares of the Company’s common stock at a rate of 1.5 shares for every $0.50 of investment. On February 6, 2008, the Company issued 5,550,001 shares of common stock upon the conversion of all 37 units.

•

On July 11, 2007, the Company entered into an Amended and Restated Subscription Agreement with Venture Capital Asset Management (a more-than-five-percent shareholder), which agreement amended the terms of a Subscription Agreement dated February 8, 2007 amongst the same parties, for the issuance of 11.6 units at $50,000 per unit for proceeds of $580,000. Each unit entitled the subscriber to receive 1.98% of the net proceeds from production attributable to the Company’s interest in certain wells located on the Sentell Field. Each unit was convertible into shares of the Company’s common stock at a rate of 1 share for every $0.50 of investment. On February 6, 2008, the Company issued 1,160,000 shares of common stock upon the conversion of all 11.6 units.

•

Effective November 27, 2007, we entered into an employment agreement between our company and William David Gibbs, whereby we agreed to employ Mr. Gibbs as our president, secretary and treasurer. Mr. Gibbs will initially be retained as a consultant in consideration for, among other things: (i) the payment by our company to Mr. Gibbs of a consulting fee of $200 per hour, subject to the following limits, regardless of the number of hours worked in any day or calendar month: (a) no more than $1,500 per day and (b) no more than $30,000 per calendar month; and (ii) the grant of a stock option to purchase up to 1,500,000 shares of our common stock at a price of $1.20 per share, exercisable until November 9, 2012. On February 26, 2008, the Company reduced the exercise price of the options to $0.70 per share. Upon our Company completing an equity financing of no less than $5 million, Mr. Gibbs would cease to be a consultant and become an employee of our Company. As an employee, he would be paid a base salary of $240,000 per year and incentive bonuses as set forth in the employment agreement. Mr. Gibbs became an employee on May 1, 2008. There are no family relationships with Mr. Gibbs and any of our other directors and officers.

•

Effective November 22, 2007, we entered into a consulting agreement between our company and Sierra Pine Resources International, Inc., a company wholly owned by Bruce Ganer, an executive and director of our company, whereby Sierra Pine has agreed to provide consulting services to our company in consideration for, among other things: (i) the payment by our company to Sierra Pine of a consulting fee of $10,000 per month; (ii) the grant of a stock option to purchase up to 750,000 shares of our common stock at a price of $1.09 per share, exercisable until November 22, 2011; and (iii) for each new well drilled that is identified as a well for potential exploration and/or development, a cash bonus of $60,000 on an 8/8ths basis, at the commencement of commercial production form such well. On February 26, 2008, the Company reduced the exercise price of the options to $0.70 per share.

•

On January 1, 2008, we entered into a consulting agreement with Big Sky Management Ltd., whereby Big Sky Management agreed to provide management services to our company that are consistent with the services ordinarily provided by a Chief Executive Officer. Big Sky Management has agreed to provide the services through its employee Eric Boehnke in consideration for the payment, by our company, of $10,000 per month. Mr. Boehnke is a former executive officer and current director of our company. On April 8, 2008, Mr. Boehnke resigned as the Company’s CEO, but remained a director. The Company incurred $50,000 to Big Sky Management Ltd. pursuant to this agreement in the fiscal year ending May 31, 2008.

•

On June 4, 2008, we entered into a stock option agreement with William David Gibbs granting him the right to purchase up to an aggregate of 1,000,000 shares of our common stock at an exercise price of $1.00 per share exercisable for a period of five years pursuant to our Stock Option Plan.

•

Effective June 16, 2008, we entered into an employment agreement with Douglas M. Harwell, whereby we agreed to employ Mr. Harwell as our operations manager. Mr. Harwell will be retained as our operations manager in consideration for, among other things: (i) a base salary of $160,000 per year; (ii) incentive bonuses as set forth in the employment agreement; and (ii) the grant of a stock option to purchase up to 250,000 shares of our common stock at a price of $1.00 per share, exercisable until June 16, 2013. There are no family relationships with Mr. Harwell and any of our other directors and officers.

Director Independence

We currently act with three directors: William David Gibbs, Bruce L Ganer and Eric Boehnke. We have determined that neither Mr. Gibbs, Mr. Ganer, nor Mr. Boehnke is an independent director as defined by Nasdaq Marketplace Rule 4200(a)(15) due to the fact that they are either current or former executive officers.

ITEM 13.        EXHIBITS.

(3)	(i) Articles of Incorporation and (ii) Bylaws
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

(4)	Instruments Defining the Rights of Securityholders including Indentures
4.1	Stock Option Plan (incorporated by reference from our Quarterly Report on Form 10-QSB filed on January 14, 2008)
(10)	Material Contracts
10.1	Subscription Agreement dated November 1, 2006 with Sovereign Services Limited (incorporated by reference from our Current Report on Form 8-K filed on November 9, 2006)
10.2	Convertible Debenture dated November 1, 2006 with Sovereign Services Limited (incorporated by reference from our Current Report on Form 8-K filed on November 9, 2006)
10.3	Assignment of Oil, Gas and Mineral Leases dated November 3, 2006 by Meagher Oil & Gas Properties, Inc. (incorporated by reference from our Current Report on Form 8-K filed on November 9, 2006)
10.4

Purchase and Sale Agreement dated November 2, 2006 with Dynamic Resources Corporation, Tyner Texas Operating Company, Tyner Texas Resources LP and Ramshorn Investments, Inc. (incorporated by reference from our Current Report on Form 8-K filed on January 3, 2007)

10.5

Restructuring Agreement dated November 6, 2006 with Southern Star Operating, Inc., Big Sky Management, Ltd., Eric Boehnke, Troy Mutter and Frank Hollmann (incorporated by reference from our Current Report on Form 8-K filed on November 9, 2006)

10.6

Amendment Agreement dated December 22, 2006 with Southern Star Operating, Inc., Big Sky Management, Ltd., Eric Boehnke, Troy Mutter and Frank Hollmann (incorporated by reference from our Current Report on Form 8-K filed on January 3, 2007)

10.7

Amended and Restated Subscription Agreement dated July 10, 2007 between our company and Venture Capital Asset Management Ag (incorporated by reference from our Current Report on Form 8-K filed on July 18, 2007)\

10.8	Private Placement Subscription dated September 18, 2007 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on October 15, 2007)
10.9	Convertible Debenture dated September 18, 2007 (incorporated by reference from our Current Report on Form 8-K filed on November 21, 2007)
10.10	Letter Agreement dated November 7, 2007 with VirtualCFO, Inc. doing business as VCFO (incorporated by reference from our Current Report on Form 8-K filed on November 7, 2007)
10.11	Consulting Agreement dated November 22, 2007 with Larry Keller (incorporated by reference from our Current Report on Form 8-K filed on December 6, 2007)
10.12	Stock Option and Subscription Agreement dated November 22, 2007 with Larry Keller (incorporated by reference from our Current Report on Form 8-K filed on December 6, 2007)
10.13	Consulting Agreement dated November 22, 2007 with Sierra Pine International, Inc. (incorporated by reference from our Current Report on Form 8-K filed on December 10, 2007)
10.14	Stock Option and Subscription Agreement dated November 22, 2007 with Sierra Pine International, Inc. (incorporated by reference from our Current Report on Form 8-K filed on December 10, 2007)
10.15	Agreement dated November 9, 2007 with William David Gibbs (incorporated by reference from our Current Report on Form 8-K filed on December 3, 2007)
10.16	Stock Option and Subscription Agreement dated November 27, 2007 with William David Gibbs (incorporated by reference from our Current Report on Form 8-K filed on December 3, 2007)
10.17	Consulting Agreement dated January 1, 2008 with Big Sky Management Ltd. (incorporated by reference from our Current Report on Form 8-K filed on January 7, 2008)
10.18	Crude Oil Purchase Agreement dated December 31, 2007 with Texon LP (incorporated by reference from our Quarterly Report on Form 10-KSB filed on April 15, 2008)
10.19	Assignment of Oil, Gas and Mineral Leases dated April 28, 2008 by Meagher Oil & Gas Properties Inc.
10.20	Assignment of Oil, Gas and Mineral Leases dated April 28, 2008 by Meagher Oil & Gas Properties Inc.
10.21	Assignment of Oil, Gas and Mineral Leases dated May 6, 2008 by Southern Star Operating, Inc.
10.22	Stock Option and Subscription Agreement dated June 4, 2008 with William David Gibbs (incorporated by reference from our Current Report on Form 8-K filed on June 23, 2008)
10.23	Agreement dated June 16, 2008 with Douglas M. Harwell (incorporated by reference from our Current Report on Form 8-K filed on July 8, 2008)
10.24	Stock Option and Subscription Agreement dated June 16, 2008 with Douglas M. Harwell (incorporated by reference from our Current Report on Form 8-K filed on July 8, 2008)
10.25

Amended and Restated $25,000,000 Senior First Lien Secured Credit Agreement with Macquarie Bank Limited and the various Lenders dated July 11, 2008 (incorporated by reference from our Current Report on Form 8-K filed on July 18, 2008)

10.26	Warrant No. 1A to Purchase Common Shares of Southern Star Energy Inc. (incorporated by reference from our Current Report on Form 8-K filed on July 18, 2008)

10.27	Warrant No. 2 to Purchase Common Shares of Southern Star Energy Inc. (incorporated by reference from our Current Report on Form 8-K filed on July 18, 2008)
10.28	Agreement dated August 8, 2008, with Imperial Capital, LLC
10.29	Warrant No. 3 to Purchase Common Shares of Southern Star Energy Inc.
(23)	Consents
23.1	Consent of Dale Matheson Carr-Hilton Labonte LLP
23.2	Consent of H.J. Gruy and Associates, Inc.
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of William David Gibbs
(32)	Section 1350 Certifications
32.1

Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of William David Gibbs

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by the Company's auditors for professional services rendered in connection with the audit of the Company's annual consolidated financial statements for fiscal years 2008 and 2007 and reviews of the consolidated financial statements included in the Company's Forms 10-KSB for fiscal years 2008 and 2007 were $50,000 and $18,000, respectively.

Audit-Related Fees

The aggregate fees billed by the Company's auditors for any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees" above for fiscal years 2008 and 2007 were $13,500 and $13,500, respectively.

Tax Fees

The aggregate fees billed by the Company's auditors for professional services for tax compliance, tax advice, and tax planning for fiscal 2008 and 2007 were $5,000 and $2,000, respectively.

All Other Fees

The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting, for fiscal 2008 and 2007 were $0 and $0, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN STAR ENERGY INC.

By: /s/ William David Gibbs
August 28, 2008	William David Gibbs
President, Chief Executive Officer, Interim Chief Financial Officer, Secretary, Treasurer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ William David Gibbs	CEO, Interim CFO, President, and Director	August 28, 2008
William David Gibbs	(Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Bruce L. Ganer	VP Exploration, Development, Director	August 28, 2008
Bruce L. Ganer
/s/ Eric Boehnke	Chairman of the Board and Director	August 28, 2008
Eric Boehnke