Form 10-Q
period 2008-08-31
SOUTHERN STAR ENERGY INC.
filed 2008-10-15
CIK 1341315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-52106

SOUTHERN STAR ENERGY INC.

(Exact Name of Registrant as Specified in its Charter)

NEVADA	32-0027992
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 Cypress Station Drive, Suite 152
Houston, Texas	77090
(Address of Principal Executive Offices)	(Zip Code)

(832) 375-0330

(Registrant’s Telephone Number, including Area Code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.        Yes        No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller Reporting Company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)        Yes        No.

Number of Shares outstanding at October 13, 2008:	44,828,987

INDEX

		Page No.(s)
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of August 31, 2008 (unaudited) and	1
	May 31, 2008 (audited)

	Consolidated Statements of Operations for the three months ended August 31,	2
	2008 and 2007 (unaudited) and the period accumulated from February 7, 2005 (date of inception) to August 31, 2008 (unaudited)

	Consolidated Statements of Cash Flows for the three months ended August 31,	3
	2008 and 2007 (unaudited) and the period accumulated from February 7, 2005 (date of inception) to August 31, 2008 (unaudited)

	Consolidated Statements of Stockholders' Equity for the three months ended August 31,	4
	2008 (unaudited)

	Notes to Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Submission of Matters to Vote of Security Holders	23

Item 5.	Other Information	23

Item 6.	Exhibits	23

SIGNATURES		25

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NOTE: These consolidated financial statements reflect the Company’s Consolidated Balance Sheets at August 31, 2008 (unaudited) and May 31, 2008 (audited), the unaudited Consolidated Statements of Operations for the three months ended August 31, 2008 and 2007, and for the period accumulated from February 7, 2005 (date of inception) to August 31, 2008 and unaudited Consolidated Statements of Cash Flows for the three months ended August 31, 2008 and 2007, and for the period accumulated from February 7, 2005 (date of inception) to August 31, 2008 including entries that resulted from a restatement of the Company’s consolidated financial statements for prior periods.

Southern Star Energy Inc.

(An Exploration Stage Company)

Consolidated Balance Sheets

	August 31, 2008 $	May 31, 2008 $
	(Unaudited)

ASSETS

Current Assets

Cash	1,604,276	1,435,531
Accounts Receivable	1,910,276	335,657
Prepaids and other current assets	12,720	38,341

Total Current Assets	3,527,272	1,809,529

Deferred Financing Costs	2,699,238	–
Property and Equipment	19,023	19,655
Surety Bond	10,514	10,514
Oil and Gas Property (Note 2)	4,998,401	6,488,071

Total Assets	11,254,448	8,327,769

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts Payable and Accrued Liabilities	2,110,860	1,555,535
Net Revenue Payable	1,245,047	599,060
Exploration Advances (Note 2)	656,217	266,089
Loan Payable, less unamortized discount of $425,250 (Note 4)	–	1,574,750
Due to Related Party (Note 5)	11,504	32,212

Total Current Liabilities	4,023,628	4,027,646

Asset Retirement Obligations (Note 3)	62,769	53,985
Bank Debt (Note 4)	3,406,838	–

Total Liabilities	7,493,235	4,081,631

Contingency and Commitments (Notes 1 and 8)

Stockholders’ Equity

Common Stock (Note 7) Authorized: 843,750,000 shares, par value $0.001 Issued: 44,828,987 shares (May 31, 2008 – 44,800,944 shares)	44,829	44,801

Additional Paid-In Capital	12,887,477	9,851,811

Common Stock Subscribed	35,000	35,000

Deficit Accumulated During the Exploration Stage	(9,206,093)	(5,685,474)

Total Stockholders’ Equity	3,761,213	4,246,138

Total Liabilities and Stockholders’ Equity	11,254,448	8,327,769

The accompanying notes are an integral part of these consolidated financial statements.

Southern Star Energy Inc.

(An Exploration Stage Company)

Consolidated Statements of Operations
(Unaudited)

	Accumulated From February 7, 2005 (Date of Inception) to August 31,	Three Months Ended August 31,	Three Months Ended August 31,
	2008	2008	2007
	$	$	$

Revenue	1,404,775	779,105	–

Operating Expenses

Depletion, depreciation and amortization (Note 2)	2,389,023	2,276,820	–
General and administrative (Note 6)	3,598,461	1,115,011	112,152
Production costs	576,025	280,135	–
Travel	126,436	27,648	19,423

Total Operating Expenses	6,669,945	3,699,614	131,575

Loss Before the Following Items	(5,285,170)	(2,920,509)	(131,575)

Other Expenses

Accretion of discount on debt (Notes 4)	(1,646,000)	(425,250)	(53,594)
Financing costs (Note 4)	(2,044,331)	(131,859)	(406,000)
Interest on loans and convertible debentures (Note 4)	(209,306)	(43,001)	(35,000)

Total Other Expenses	(3,899,637)	(600,110)	(494,594)

Loss Before Discontinued Operations	(9,184,807)	(3,520,619)	(626,169)

Discontinued operations	(21,286)	–	–

Net Loss	(9,206,093)	(3,520,619)	(626,169)

Net Income (Loss) Per Share

Continuing Operations – Basic and Diluted		(0.08)	(0.02)
Discontinued Operations – Basic and Diluted		–	–

		(0.08)	(0.02)

Weighted Average Number of Shares Outstanding – Basic and Diluted		44,826,549	30,806,250

The accompanying notes are an integral part of these consolidated financial statements.

Southern Star Energy Inc.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	Accumulated From February 7, 2005 (Date of Inception) to August 31,	Three Months Ended August 31 ,	Three Months Ended August 31,
	2008	2008	2007
	$	$	$

Operating Activities

Net loss	(9,206,093)	(3,520,619)	(626,169)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of debt discount	1,646,000	425,250	53,594
Common stock subscribed	35,000	–	–
Depreciation, depletion and accretion	2,389,908	2,276,820	–
Intrinsic value of convertible units and fair value warrants issued as finance fees	1,775,000	–	406,000
Interest accrued on convertible debt	3,889	–	35,000
Shares issued for consulting services	39,679	24,679	–
Stock-based compensation	1,221,826	341,255	–
Amortization of deferred financing costs	131,859	131,859

Changes in operating assets and liabilities

Accounts receivable	(1,900,136)	(1,574,619)	–
Prepaids	229,095	25,620	24,076
Accounts payable and accrued liabilities	1,612,720	645,987	(407,958)
Deferred revenue	18,708	–	–
Due to related parties	(15,106)	(20,708)	6,758
Exploration advances	656,217	390,128	658,280

Net Cash Used in Continuing Operations	(1,361,434)	(854,348)	149,581
Discontinued operations	(38,215)	–	–

Net Cash Used in Operating Activities	(1,399,649)	(854,348)	149,581

Investing Activities
Acquisition of property and equipment	(27,293)	–	–
Surety bond	(10,000)	–	–
Oil and gas property expenditures	(5,624,470)	(222,408)	(570,917)

Net Cash Used in Investing Activities	(5,661,763)	(222,408)	(570,917)

Financing Activities
Deferred costs	(161,337)	(161,337)	(25,000)
Proceeds from issuance of common stock	287,625	–	–
Proceeds from common stock subscribed	1,850,000	–	–
Proceeds from loan payable	3,406,838	1,406,838	–
Proceeds from convertible units	580,000	–	580,000
Advances from related parties	6,400	–	–
Proceeds from issuance of convertible debentures	2,700,000	–	–

Net Cash Provided by Financing Activities	8,669,526	1,245,501	555,000

Effect of exchange rate on cash	(3,838)	–	–

Change in Cash	1,604,276	168,745	133,664

Cash – Beginning	–	1,435,531	737,588

Cash – Ending	1,604,276	1,604,276	871,252

Supplemental Disclosures:
Oil and gas property expenditures recorded in prepaids	–	–	381,565
Oil and gas property expenditures recorded in accounts payable and accrued liabilities	2,057,940	2,057,940	210,273
Issuance of warrants for financing fees	4,930,760	2,669,760	406,000
Cash paid for:
Interest	47,001	43,001	–
Income taxes	–	–	–

The accompanying notes are an integral part of these consolidated financial statements.

Southern Star Energy Inc.

(An Exploration Stage Company)

Consolidated Statement of Stockholders’ Equity

Period from May 31, 2008 to August 31, 2008

(Unaudited)

	Common Shares		Additional Paid-in	Convertible	Common Stock	Other Comprehensive	Accumulated	Total Stockholders’Equity
	Number	Amount	Capital	Units	Subscribed	Income (Loss)	Deficit	(Deficit)
		$	$	$	$	$	$	$

Balance – May 31, 2008	44,800,944	44,801	9,851,811	–	35,000	–	(5,685,474)	4,246,138

Shares issued for consulting services (Note 7)	28,043	28	24,651	–	–	–	–	24,679
Fair value of warrants issued for financing fees (Notes 4 and 6)	–	–	1,728,852	–		–	–	1,728,852
Fair value of warrants issued for financing fees (Notes 4 and 6)	–	–	940,908	–	–	–	–	940,908
Stock-based compensation (Note 6)	–	–	341,255	–	–	–	–	341,255
Net loss for the year	–	–	–	–	–	–	(3,520,619)	(3,520,619)

Balance – August 31, 2008	44,828,987	44,829	12,887,477	–	35,000	–	(9,206,093)	3,761,213

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

Southern Star Energy Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

1.	Nature of Operations and Continuance of Business

Southern Star Energy Inc. was incorporated in the State of Nevada on February 7, 2005 under the name Surge Enterprises, Inc. Pursuant to a Restructuring Agreement dated November 6, 2006, the Company disposed of its interest in the Company’s wholly-owned subsidiary, Surge Marketing Corp. (“Surge Marketing”) (Note 9). On November 13, 2006 the Company changed its name to Southern Star Energy Inc.

On November 2, 2006, the Company commenced the business of the acquisition, exploration and development of oil and gas resources with the acquisition of an initial 20% interest in certain oil and gas leases located in Louisiana. The Company previously focused its business efforts on software sales and website development.

The Company has been in the exploration stage since completion of its restructuring in November, 2006 and has not yet realized any significant revenues from its planned operations. Previously, it was in the development stage, pursuant to Statements of Financial Accounting Standards (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”, and had not generated or sustained significant revenues. These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the exploration stage are dependent upon its successful efforts to raise additional equity or debt financing to continue operations and generate sustainable significant revenue. There is no guarantee that the Company will be able to raise adequate equity financings or generate profitable operations. As at August 31, 2008, the Company has a working capital deficit of $496,356 and has incurred losses of $9,206,903 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management of the Company has undertaken steps as part of a plan with the goal of sustaining Company operations for the remainder of the fiscal year and beyond. These steps include: (a) continuing efforts to raise additional capital and/or other forms of financing; and (b) controlling overhead and expenses. There can be no assurance that any of these efforts will be successful.

The unaudited interim consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States for interim financial information and conforms with instructions to Form 10-Q of Regulation S-X and reflects all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending May 31, 2009. The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amounts reported. Actual results could differ from these estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted. These unaudited interim consolidated financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended May 31, 2008, included in the Company’s Annual Report on Form 10-KSB. The accounting principles applied in the preparation of these interim consolidated financial statements are consistent with those applied for the year ended May 31, 2008.

2.	Oil and Gas Property

The Company’s portion of exploration and development costs incurred during the quarter ended August 31, 2008, was $785,053.

The Company recorded an impairment of oil and gas properties in the amount of $1,949,131 for the three months ended August 31, 2008. The weighted average natural gas price utilized for the August 31, 2008 ceiling impairment evaluation was $8.22 per Mcf, held constant, as compared to $10.67 for the May 31, 2008 ceiling impairment evaluation, at which time there was no impairment. There was no impairment recorded during the three months ended August 31, 2007.

Southern Star Energy Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

At August 31, 2008, the Company’s working interest partners have prepaid $656,217 towards future costs which have been recorded as exploration advances on the balance sheet. At August 31, 2008, the Company recorded $1,910,276 receivable from oil and gas sales and $1,245,047 of oil and gas sales payable to its working interest partners and royalty owners.

3.	Asset Retirement Obligation

The Company’s asset retirement obligations (“ARO”) in regards to Sentell Field relates to site restoration.

A reconciliation between the opening and closing ARO balance is provided below:

	August 31, 2008 $	May 31, 2008 $

Beginning asset retirement obligations	53,985	–
Liabilities incurred	7,320	57,640
Liabilities settled	-	(6,400)
Accretion	1,464	2,745

Total asset retirement obligations	62,769	53,985

In accordance with Statement of Financial Accounting Standards No. 143 “Accounting for Asset Retirement Obligations,” the Company measured the ARO’s at fair value and capitalized this to the oil and gas property. The ARO’s will accrete to $114,113 until the time at which it is expected to be settled, being 7 years. A discount rate of 10% was used to calculate the present value of the ARO’s. The corresponding accretion at August 31, 2008, being $1,464 has been included in depletion, depreciation and amortization. Actual retirement costs will be recorded against the ARO’s when incurred. Any difference between the recorded ARO’s and the actual retirement costs incurred will be recorded as a gain or loss in the period of settlement.

4.	Bank Debt

On May 16, 2008, the Company and Macquarie Bank Limited (“Macquarie”) entered into a credit agreement (the “Macquarie Credit Agreement”) to receive advances up to $2,000,000 with a maturity date of September 13, 2008, which the Company received in full on May 20, 2008. The advances accrue interest at the lesser of the prime rate plus 2% and the highest lawful rate with interest payable on the last day of each month. Pursuant to the terms of the agreement, all proceeds from the sale of oil and gas by the Company will be assigned to Macquarie until all amounts outstanding are paid in full. In connection with the Macquarie Credit Agreement the Company issued the lender a warrant to purchase 750,000 shares of common stock at $1.00 per share until May 16, 2013. The Company recorded the relative fair value of the warrant of $486,000 as additional paid-in capital and an equivalent discount to be expensed over the term of the agreement.

On July 11, 2008, the Company and Macquarie entered into a credit agreement (the “Amended Macquarie Credit Agreement”) to receive advances up to $25,000,000 and with an initial borrowing base of $5,000,000. The Amended Macquarie Credit Agreement amends and restates the previous credit agreement described above in its entirety. On July 16, 2008, the Company received an advance of approximately $2,500,000 and on August 15, 2008, the Company received an advance of $880,000. The advances accrue interest at the lesser of the prime rate plus 2% and the highest lawful rate. Interest payments must be made on the last day of each month and all interest and advances must be repaid by July 11, 2011, the maturity date. Pursuant to the terms of the Amended Macquarie Credit Agreement, all proceeds from the sale of oil and gas by the Company will be assigned to Macquarie while amounts are outstanding under the agreement. The Amended Macquarie Credit Agreements contains various covenants, including interest coverage ratio, current ratio and adjusted present value ratio covenants (as defined in the agreement), and certain negative covenants which prevent us from carrying out certain actions, including incurring specified debt or guaranties, suffering any change of control, merging into or consolidating with any other entity, declaring or paying any cash dividends or distributions.

In connection with the Amended Macquarie Credit Agreement, the Company issued the lender a warrant to purchase 750,000 shares of common stock at $1.00 per share until July 11, 2013 in exchange for the warrant to purchase 750,000 shares of common stock at $1.00 described in above. Also in connection with the credit agreement, the

Southern Star Energy Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

Company issued the lender a warrant to purchase 1,897,419 shares of common stock at $1.00 per share until July 11, 2013.

In connection with the Macquarie Credit Agreement, the Company entered into a services agreement with Imperial Capital, LLC (“Imperial”) on June 18, 2007, whereby the Company paid $60,000 of financing fees, $50,000 in additional expenses and was obligated to issue a warrant to purchase 100,000 warrants of common stock at $1.00.

On August 8, 2008, the Company terminated its services agreement with Imperial. Pursuant to the termination agreement, the Company paid Imperial a cash fee of $90,000, and issued a warrant to purchase 1,250,000 shares of the Company’s common stock until July 11, 2013.  In addition, the Company will owe Imperial the amount of 3% of the gross proceeds of each funding in excess of the initial $5,000,000 borrowing base the Company received under the Macquarie Credit Agreement until Imperial has received the total fee of $750,000, of which $150,000 has been paid.

The issuance-date fair value of the warrants issued to Macquarie ($1,728,852) and Imperial ($940,908) have been recorded as deferred financing costs with a related increase to additional paid-in capital. Additionally, the Company incurred an additional $161,337 in legal and other direct costs in connection with the Amended Macquarie Credit Agreement that have been recorded as deferred financing costs. Such deferred financing costs will be amortized to financing costs over the three year term of the agreement using a method that approximates the interest method.

5.	Related Party Transactions

During the quarter ended August 31, 2008, the Company incurred $55,189 for consultation services payable to a company wholly owned by a director of the Company, of which $11,504 remained unpaid at August 31, 2008. In addition, the Company paid $40,098 to a company for consulting services rendered to the Company by a director of the Company. These transactions are in the normal course of business and are recorded at the exchange amount, which is the consideration agreed to by the related parties.

6.	Stock Options and Warrants

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

On June 16, 2008, the Company entered into a stock option agreement with an employee who will provide operations management services whereby the Company granted options to purchase 250,000 shares of the Company’s common stock at $1.00 per share for 5 years. One third of the options vest each on June 16, 2009, June 16, 2010 and June 16, 2011.

The weighted average grant date fair value of stock options granted during the quarter ended August 31, 2008 was $0.82 per share. No stock options were exercised during the quarters ended August 31, 2008 and 2007. During the three months ended August 31, 2008, the Company recorded stock-based compensation of $341,255 as general and administrative expense.

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton model using assumptions discussed below. The expected volatility of 112% at the grant date was based on the volatility of the Company’s stock price. The expected term of the options granted of 3.5 years is based on the time period the options are expected to be outstanding. The risk-free interest rate of between 3.35% is based on the U.S. Treasury rate of a note with the expected maturity of the expected term of the options. The Company has not considered a dividend payment in its calculation and believes that forfeitures will not be significant.

Southern Star Energy Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

As of August 31, 2008, there was $2,528,309 of total unrecognized compensation costs related to nonvested share-based compensation arrangements granted under the Plan which are expected to be recognized over a weighted-average period of 2.4 years.

Warrants

On July 11, 2008, in pursuant to the Amended Macquarie Credit Agreement, the Company issued a warrant to purchase 750,000 shares of common stock at $1.00 per share until July 11, 2013 in exchange for the warrant to purchase 750,000 shares of common stock at $1.00 previously issued to Macquarie. Also in connection with the Amended Macquarie Credit Agreement, the Company issued Macquarie a warrant to purchase 1,897,419 shares of common stock at $1.00 per share until July 11, 2013.

7.	Common Stock

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

b)	On June 7, 2008, the Company issued 28,043 shares of common stock with a fair value of $24,678 pursuant to a marketing agreement, which was subsequently terminated.

8.	Commitments
a)	On January 1, 2008, the Company entered into a consulting agreement with the former CEO of the Company to provide consulting services in exchange for $10,000 per month for an indefinite period.
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

2009	$26,034
2010	35,299
2011	32,850

$94,183
c)

On May 20, 2008, the Company entered into a consulting agreement with an investor communications consulting firm to provide investor communications services on behalf of the Company in consideration of a minimum of $3,000 per month for an initial period of one year.

d)

On February 27, 2007 the Company entered into a services agreement with a consultant to provide consulting services in consideration for $140 per hour of services and 375,000 shares of the Company’s common stock. The Company is to issue 187,500 shares upon the generation of revenues from Sentell Field in excess of all costs reasonably incurred in relation to the drilling of the well. The Company is also obligated to issue 187,500 shares to be held in escrow for a period of one year upon Sentell Field generating more than 15 billion cubic feet equivalent of natural gas or having reserves greater than $75,000,000 calculated on a 10% discounted cash flow basis. As at August 31, 2008, no shares have been issued under this services agreement.

e)

On February 15, 2007, the Company entered into a services agreement with a consultant to provide consulting services in consideration for $75 per hour of services and 375,000 shares of the Company’s common stock. The Company is to issue 187,500 shares upon the generation of revenues from Sentell Field in excess of all costs reasonably incurred in relation to the drilling of

Southern Star Energy Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

the well. The Company is also obligated to issue 187,500 shares to be held in escrow for a period of one year upon Sentell Field generating more than 15 billion cubic feet equivalent of natural gas or having reserves greater than $75,000,000 calculated on a 10% discounted cash flow basis. As at August 31, 2008, no shares have been issued under this services agreement.

f)

On November 22, 2007, the Company entered into a consulting agreement with a company wholly owned by a director of the Company to provide consulting services in consideration for $10,000 per month, options to purchase 750,000 shares of the Company’s common stock at $1.09 per share for 4 years and $60,000 upon the commercial production of each new well. On February 26, 2008, the Company reduced the exercise price of the options to $0.70 per share. In addition, if during the term of this agreement, the Company identifies an oil and gas property interest or well for potential exploration by the Company and retains the consultant, the consultant will be granted an overriding royalty of: 2% for leases where the Company has acquired a working interest of greater than 80%, 1.75% for leases where the Company has acquired a working interest of greater than 78% but less than 80%, 1.5% for leases where the Company has acquired a working interest of greater than 75% but less than 78%, 1.0% for leases where the Company has acquired a working interest of less than 75%.

g)

On November 22, 2007, the Company entered into a consulting agreement with a consultant to provide consulting services in consideration for $175 per hour of services, options to purchase 500,000 shares of the Company’s common stock at $1.09 per share for 2 years and $25,000 upon the successful completion of three of the Company’s wells. On February 26, 2008, the Company reduced the exercise price of the options to $0.70 per share. During fiscal 2008, the Company paid $75,000 to the consultant for the completion of certain wells on Sentell Field.

9.	Restructuring Agreement

On November 6, 2006, the Company entered into a restructuring agreement (the “Restructuring Agreement”) with Southern Star Operating, Big Sky, Eric Boehnke (“Boehnke”), Troy Mutter (“Mutter”) and Frank Hollmann (“Hollmann”). Boehnke is the former President of the Company, and Mutter and Hollmann, former officers. Pursuant to the terms of the Restructuring Agreement, Big Sky, a private British Columbia company wholly-owned by Boehnke, agreed to assign all right, title and interest to the Company of a 20% working interest in Sentell Field. In conjunction with the Restructuring Agreement, the Company transfered its wholly-owned subsidiary, Surge Marketing, to Mutter and Hollmann in consideration for the transfer of 9,000,000 split-adjusted shares of common stock of the Company to Boehnke, and the return and cancellation of an aggregate of 54,937,500 split-adjusted shares of common stock of the Company held by Mutter and Hollman. On April 5, 2007, the shares were returned to treasury and cancelled.

10.	Accounting Pronouncements

Effective June 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157), which establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, in February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FA5 157-2,Effective Date of FASB Statement No.  157 (FSP No. 157-2), which deferred the effective date of SFAS No. 157 for one year for non-financial assets and liabilities, except for certain items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is currently evaluating the impact of SFAS No. 157 on its Consolidated Financial Statements for items within the scope of FSP No. 157-2, which will become effective on January 1, 2009.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 provides a framework for measuring fair value, establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date and requires consideration of the Company’s creditworthiness when valuing certain liabilities.

Southern Star Energy Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

The three-level fair value hierarchy for disclosure of fair value measurements defined by SFAS No. 157 is as follows:

Level 1	—	Quoted prices for identical instruments in active markets at the measurement date.

Level 2	—

Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets at the measurement date and for the anticipated term of the instrument.

Level 3	—

Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable inputs that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

The adoption of SFAS No. 157 did not have a material effect on the Company’s financial statements.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact of SFAS No. 161 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”.

Southern Star Energy Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

11.	Subsequent Events

Effective September 22, 2008, the Company entered into a stock option agreement with the chief financial officer of the Company whereby the Company granted options to purchase 350,000 shares of the Company’s common stock at $0.82 per share for 5 years. One third of the options vest each on September 22, 2009, September 22, 2010 and September 22, 2011.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this annual report, and unless otherwise indicated, the terms “we”, “us”, “our” and “the Company” refer to Southern Star Energy Inc. and our wholly-owned subsidiary, Southern Star Operating Inc.

Forward-Looking Statements

The information in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding the anticipated results and developments in our operations in future periods, planned exploration and development of our property, plans related to our business, matters that may occur in the future and other factors. Forward-looking statements are made, without limitation, in relation to operating plans, property exploration, availability of funds, environmental issues and operating costs. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks we outline from time to time in other reports we file with the Securities and Exchange Commission (“SEC”). These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between our actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Cautionary Note Regarding Management’s Discussion and Analysis

This discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and related notes. The discussion and analysis of the financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis the Company reviews its estimates and assumptions. The estimates were based on historical experience and other assumptions that the Company believes to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but the Company does not believe such differences will materially affect our financial position or results of operations. Critical accounting policies, the policies the Company believes are most important to the presentation of its financial statements and require the most difficult, subjective and complex judgments, are outlined below in “Critical Accounting Policies,” and have not changed significantly.

Overview

We are an exploration stage company engaged in the acquisition, exploration and exploitation of prospective oil and gas properties. We currently hold a 40% working interest in 5,300 acres in the Cotton Valley north of Shreveport in Bossier Parish Louisiana, commonly referred to as the Sentell Field. Initial drilling in the field has resulted in Proved Reserves of 3.6 BCfe (billions of cubic-feet equivalent) and net production of 700 MCFED (thousand cubic-feet equivalent per day). Southern Star Energy currently holds a 40% working interest in the Sentell Field. Southern Star Operating, our wholly owned subsidiary, is the operator of the field by virtue of a contract operating agreement. We are undertaking exploration activities and are in the early stages of developing the properties pursuant to the leasehold rights we have acquired within the Sentell Field. As partial owner of the working interest in and to the leasehold rights, we, together with the other interest holders, have the exclusive right to explore and exploit any oil and gas and mineral resources contained in the Sentell Field.

Through the contractual arrangements governing the acquisition of leasehold interests in Sentell Field, Meagher Oil and Gas, an independent leasing agent, acquired, then reassigned the 100% working interest in the leasehold positions covering the Sentell Field to the following non-affiliated parties: Dynamic Resources Corp. holds a 20% working interest; Southern Star Energy holds a 40% working interest; and Ramshorn Investments, Inc. holds the remaining 40% working interest. The leases in the field are subject to a royalty interest of approximately 24%. As a result, the holders of the working interests are entitled to receive 76% of any gross production revenues from the field, less all exploration and development costs, and the holders of the royalty interest are entitled to the remaining24%. The royalty interests are held by various individual lessors and other entities. The royalty interest holders are not responsible for any exploration or development costs.

Fiscal Year 2009 Plan of Operations

We are an exploration stage oil and gas company. We estimate our general operating expenditures for this fiscal year ending May 31, 2008 to be as follows:

We do not currently have sufficient capital to fund our estimated expenditures for the fiscal year and intend to fund the expenditures through operating revenue, our credit facility with Macquarie Bank and debt and/or equity financing. There can be no assurance that such financing will be available on acceptable terms, if at all. See, "Liquidity and Capital Resources," below.

Estimated Operating Expenditures For this Fiscal Year
Operating Expenditures
Exploration Costs	$13,000,000
Employee and Consultant Compensation	$1,260,000
Professional Fees	$408,000
General and Administrative Expenditures	$480,000
Total	$15,148,000

Exploration Costs

By the close of fiscal 2008, our company had drilled six wells, five of which are producing:

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

Based on the satisfactory results of our deep Cotton Valley wells, the Company has embarked on a program to continue to drill additional wells to define the core productive outlines of the acreage. In late August 2008, the first of the new wells, the Cash

Pointe Plantation 30-1 reached a total depth of 9,500’ and logged 70’to 85’ of net effective gas pay. Production casing has been run to total depth and the well is currently awaiting completion. Following the successful drilling of the Cash Pointe well, the rig has been moved to our second development location, the Atkins-Lincoln 17-2 well. After these delineation wells, we intend to develop the field by drilling at least one well per 160 acres over as much of the Sentell Field area as warranted. However, until we determine the extent of the productive limits of the project, we will not know the full extent of development costs to bring the acreage to production. We intend to complete step-out drilling to extend the productive limits of acreage. We estimate that our exploration costs during the next twelve month period will be approximately $13,000,000. See, "Fiscal Year 2009 Plan of Operations," above.

Also, we have disclosed that we are actively evaluating the potential for drilling and producing natural gas from the Haynesville Shale, an emerging natural gas play, in our Sentell Field. Numerous vertical and horizontal wells have been drilled, logged and put into production from the Haynesville formation within a 30-mile radius of Southern Star’s Sentell Field. Our 5,300-acre Sentell Field has the potential for about 35 Haynesville wells positioned on 160-acre spacing. There are no probable or possible reserve estimates for the Haynesville Shale potential in our year-end 2008 reserve report. Our current drilling project, the Atkins-Lincoln 17-2 is designed to be deepened to evaluate the potential of the Haynesville Shale below our targeted Cotton Valley Development. Preliminary laboratory and petrophysical analyses are anticipated by late October 2008.

Employee and Consultant Compensation

Our company is operated by William David Gibbs as Chief Executive Officer, President, Secretary and Treasurer, Bruce Ganer as Vice President of Exploration and Development, Christopher H. Taylor, as Chief Financial Officer, and Douglas Harwell as Operations Manager. Mr. Gibbs, Mr. Taylor and Mr. Harwell are employees of the Company and Mr. Ganer provides his services through a management company pursuant to a written agreement, the terms of which are described below. To reduce costs, we intend to continue to outsource our professional and personnel requirements when practical by retaining consultants on an as-needed basis. Although we enter into consulting agreements periodically, we have entered into several long term employment and consulting agreements, the terms of which are described below. We estimate that our employee, consultant, and related professional compensation expenditures for this fiscal year will be approximately $1,260,000. Outside professional fees and anticipated to be approximately $408,000. See, "Professional Fees," below.

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

Effective September 22, 2008, we entered into an agreement with Christopher H. Taylor, whereby we agreed to employ Mr. Taylor as our chief financial officer. Mr. Taylor will be retained as our chief financial officer in consideration for, among other things: (i) a base salary of $180,000 per year; (ii) incentive bonuses as set forth in the employment agreement; and (iii) the grant of a stock option to purchase up to 350,000 shares of our common stock at a price of $0.82 per share, exercisable until September 22, 2013.

On May 20, 2008, the Company entered into a consulting agreement with Enercom, Inc., an investor communications consulting firm that will provide investor communications services on behalf of the Company in consideration for a minimum of $3,000 per month.

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

On June 18, 2007, the Company entered into a services agreement with Imperial Capital Ltd., a financial advisor, to provide services related to assisting the Company in future financing activities in consideration of a 8% cash fee and a warrant to purchase the higher of 8% of the dollar amount or the number of equity securities issued in the financing or 8% of the face value of any debt securities sold in the financing on at least the following minimum terms and conditions: (i) purchase price of $0.01, (ii) exercise price set at the closing price of the Company’s common stock on the closing date of the financing; (iii) warrant term of 3 years; and (iv) the Company has the right on 15 days written notice to require the Warrant holder to exercise the Warrant so long as the closing price of the common shares of the Company equals or exceeds $1.75 per common share for at least 20 consecutive trading days prior to the date of the call notice. The Company paid an initial cash deposit of $25,000 to be set against expenses of the advisor, of which $24,396 has been expensed and $604 has been recorded as a deferred cost at May 31, 2008. Upon successful completion of the future financing, this cost will be recorded as a reduction of additional paid-in capital. If the future financing is not successfully completed, this cost will be charged to the consolidated statement of operations. During the year ended May 31, 2008 the Company paid $60,000 of financing fees and issued 100,000 warrants with a fair value of $85,758. On April 23, 2008, the Company amended this agreement. The Company agreed to pay a cash fee on future financings equal to 3.0% of the face amount of senior first lien debt securities, 4.0% of the face amount of other senior or mezzanine debt securities, 6.0% of the face amount of equity securities. The Company will also grant a warrant to purchase the higher of 5% of the dollar amount or the number of equity securities issued or 5% of the face amount of any debt securities at a purchase price of $0.01 with an exercise price equal to the closing price of the Company’s common stock on the closing date of the financing for 3 years. Subsequent to May 31, 2008, the Company terminated this agreement and pursuant to the termination agreement, paid to Imperial $90,000 in cash, agreed to pay Imperial in cash the amount of 3% of the gross proceeds of each funding in excess of the initial $5 million borrowing base which the Company received under the Macquarie credit agreement until Imperial has received $750,000, and issued to Imperial a warrant to purchase 1,250,000 shares of common stock of the Company.

On May 3, 2007, the Company entered into a marketing agreement with RedChip Companies Inc. (“RedChip”) for an initial term of 12 months in consideration of $7,500 per month, and commencing August 1, 2007, an equivalent value of $5,000 per month payable in shares of the Company’s common stock, the value of which was to be determined based upon the closing price of the shares as reported by StockWatch Inc. on the first business day of each quarterly period. The shares were to be issued by the Company to RedChip on a quarterly basis no later than ten days after the first day of each subsequent quarter. A late fee of 5% of the monthly fee was billed if the payment is received more than 15 days after the due date. On December 11, 2007, the Company issued 18,750 for $15,000 of consulting services shares pursuant to the consulting agreement and at May 31, 2008, $35,000 was included in common stock subscribed. On June 7, 2008, the Company issued 28,043 shares of common stock with a fair value of $24,678 pursuant to the agreement and subsequently terminated this agreement.

On February 27, 2007 the Company entered into a services agreement with Sierra Pine Resources, a consultant who provides consulting services in consideration for $140 per hour of services and 250,000 shares of the Company’s common stock. The Company is to issue 125,000 shares upon the generation of revenues from the Sentell Field in excess of all costs reasonably incurred in relation to the drilling of the well. The Company is also obligated to issue 125,000 shares to be held in escrow for a period of one year upon the Sentell Field generating more than 15 billion cubic feet equivalent of natural gas or having reserves greater than $75,000,000 calculated on a 10% discounted cash flow basis. On April 2, 2008 the Company effected a 1.5 to 1 forward stock split, making the number of shares issuable pursuant to the agreement 375,000 (187,500 upon the occurrence of each triggering event). As of August 31, 2008, no shares have been issued under this services agreement.

On February 15, 2007 the Company entered into a services agreement with Rylar & Associates, Inc., a consultant who provides consulting services in partial consideration for 375,000 shares of Common Stock. The Company is to issue 187,500 shares upon the generation of revenues from the Company’s Sentell Field property in excess of all costs reasonably incurred in relation to the drilling of the wells. The Company is also obligated to issue 187,500 shares to be held in escrow for a period of one year upon the Sentell Field generating more than 15 billion cubic feet equivalent of natural gas or having reserves greater than $75,000,000 calculated on a 10% discounted cash flow basis. As of August 31, 2008, no shares have been issued under this services agreement.

Professional Fees

We expect to incur on-going legal, accounting and audit expenses to comply with our reporting responsibilities as a public company under the United States Securities Exchange Act of 1934, as amended. We estimate such expenditures for the fiscal year to be approximately $408,000.

General and Administrative Expenses

We anticipate spending $480,000 on general and administrative costs in the next twelve month period. These costs primarily consist of expenses such as insurance, rent, software, office supplies and office equipment.

Results of Operations

The Company has been in the exploration stage since completion of its restructuring in November, 2006 and has not yet realized any significant revenues from its planned operations. The Company is unlikely to generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the exploration stage are dependent upon its successful efforts to raise additional equity financing to continue operations and generate sustainable significant revenue. There is no guarantee that the Company will be able to raise adequate equity or debt financings or generate profitable operations.

Three months ended August 31, 2008 compared to three months ended August 31, 2007

Revenues. We reported revenues from the production of oil and natural gas of $779,105 for the three months ended August 31, 2008 compared to no revenues for the three months ended August 31, 2007. The increase in revenues is attributable to the successful drilling and completion of five wells in the Sentell Field.

Depletion, depreciation and amortization. Depletion, depreciation and amortization for the period was $2,276,820 for the three months ended August 31, 2008. Included in this amount is an impairment of oil and gas properties in the amount of $1,949,131 as a result of the ceiling test as of August 31, 2008. The weighted average natural gas price utilized for the August 31, 2008 ceiling impairment evaluation was $8.22 per Mcf, held constant, as compared to $10.67 for the May 31, 2008 ceiling impairment evaluation, at which time there was no impairment. There was no depletion, depreciation and amortization recorded during the three months ended August 31, 2007 as the Company had not started production from its oil and gas properties.

General and administrative. For the three months ended August 31, 2008, we recorded general and administrative expenses of $1,115,011 compared to $112,152 for the three months ended August 31, 2007. The increase is primarily attributable to increased salaries and professional fees as well as non-cash stock-based compensation expense of $341,255.

Production costs. We recorded production costs of $280,135 for the three months ended August 31, 2008 compared to no production costs for the three months ended August 31, 2007. The increase in production costs is attributable to production resulting from the successful drilling and completion of five wells in the Sentell Field.

Accretion of discount on debt. In the quarter ended August 31, 2008, we recorded accretion of discount on debt of $425,250, which represents the remainder of the discount recorded in connection with the $2,000,000 credit agreement entered into in May 2008 with Macquarie Bank Limited.

Financing costs. We also recognized financing costs of $131,859 in the quarter ended August 31, 2008, which represents a portion of the financing costs related the $25,000,000 Credit Agreement entered into in July 2008. The Credit Agreement is discussed further under ‘Liquidity and Capital Resources’ below. In connection with the Credit Agreement, we recorded deferred financing costs of $2,831,097 which will be amortized to financing costs using a method approximating the interest method over the three-year term of the Credit Agreement.

Interest expense. For the three months ended August 31, 2008, we recognized $43,001 in interest expense related to debt outstanding under our agreements with Macquarie Bank Limited. For the three months ended August 31, 2007, we recorded interest expense of $35,000 related to convertible debentures outstanding.

Liquidity and Capital Resources

As of August 31, 2008, we had current assets of $3,527,272 and current liabilities of $4,023,628. The current liabilities consisted of accounts payable and accrued liabilities, net revenue payable to working interest partners, exploration advances, a loan payable and amounts due to related parties. As of August 31, 2008, we had a working capital deficiency of approximately $496,356 and had incurred losses of $9,206,093 since inception.

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

On July 11, 2008, the Company entered into a senior secured revolving credit agreement with Macquarie Bank Limited and certain lenders to receive advances up to $25,000,000 with an initial borrowing base of $5,000,000. This Amended and Restated Senior First Lien Secured Credit Agreement (dated July 11, 2008) (“Credit Agreement”) amended and restated the $2,000,000 Senior First Lien Secured Credit Agreement between the Company and Macquarie Bank Limited, dated May 16, 2008, in its entirety.

On July 16, 2008, we closed the first draw down under the with Macquarie Bank Limited (individually and as Administrative Agent) (“Administrative Agent”) and the various participating lenders (the “Lenders”). The Credit Agreement matures on July 11, 2011.

Borrowings under the Credit Agreement may be used exclusively for the development of the properties listed in the Credit Agreement, general corporate purposes (as approved by the Administrative Agent), and the payment of the Administrative Agent’s costs associated with the loan. Upon closing, we drew an advance of $2.5 million, leaving $2.5 million available under the initial borrowing base. Prior to the advance, we had a working capital deficit of approximately $2,218,117, incurred primarily due to drilling expenses on two wells and a workover program on three other wells during the fiscal year ended May 31, 2008. We used the initial advance of $2.5 million to pay off the working capital deficit accumulated from that program. On August 15, 2008, we drew down an additional $880,000 against the initial borrowing base to fund our 40% working interest share of the estimated costs of drilling and completing new Sentell Field wells. We now have $1,620,000 remaining under the initial borrowing base of the credit facility. The borrowing base will be redetermined no less than every six months, based upon the Administrative Agent’s review of the most recent reserve report (prepared by our engineers and setting forth our projected recoverable reserves of our company). Reserve reports are due to the Administrative Agent on or before each January 15 and July 15 until the maturity date. Within 30 days following receipt of the Reserve Report, the Administrative Agent will, in its sole discretion, make a determination of the borrowing base, which will be effective until the next redetermination date. The Administrative Agent will determine the borrowing base in accordance with its customary lending practices based on the maximum revolving loan amount supportable by our properties.

Under the terms of the Credit Agreement, advances comprising the revolving loan accrue interest at the applicable contract rate on the outstanding borrowed and unpaid principal amount of the loan. The contract rate is a per annum rate equal to the lesser of prime rate plus 2% or the highest lawful rate. The prime rate means the greater of (i) the prime rate of interest specified by the Wall Street Journal and (ii) the Federal Funds Rate plus 0.50% per annum.

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

As collateral security for all of our obligations to the Administrative Agent and each of the Lenders under the Credit Agreement and other related documents, we granted to the Administrative Agent (for the benefit of the Lenders) a first priority mortgage lien in all of our real and personal property subject to certain permitted encumbrances.

The Credit Agreement contains various covenants, including interest coverage ratio, current ratio and adjusted present value ratio covenants (as defined in the agreement), and certain negative covenants which prevent us from carrying out certain actions, including incurring specified debt or guaranties, suffering any change of control, merging into or consolidating with any other entity, declaring or paying any cash dividends or distributions.

We incurred a net loss of $3,520,619 for the three months ended August 31, 2008 as compared to a net loss of $626,169 for the quarter ended August 31, 2007. We had current cash on hand as at August 31, 2008 of approximately $1,604,276.

As we anticipate that our estimated operating expenditures for this fiscal year will be $15,148,000, we do not have sufficient working capital to enable us to complete our drilling program of exploration wells or to finance our normal operations for the next twelve-month period. Accordingly, we plan on undertaking additional financing activities throughout the course of the fiscal year. We estimate that approximately $3,250,000 will come from Sentell Field production revenues. Additionally, we estimate that we will be required to raise approximately $10,500,000 through the issuance of equity securities or through additional debt financing. We anticipate drawing down the remainder of the available credit in our revolving credit agreement with Macquarie Bank in the next few months to fund additional drilling. Additional draw-downs on the credit facility will depend upon the success of our future financings and the availability of credit under the credit facility. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures of our company. Although these estimates are based on management’s knowledge of current events and actions that our company may undertake in the future, actual results may differ from such estimates. The following are critical accounting policies and estimates which we believe are important to understanding our financial results.

Going Concern

The Company has been in the exploration stage since completion of its restructuring in November, 2006 and has not yet realized any significant revenues from its planned operations. Previously, it was in the development stage, pursuant to Statements of Financial Accounting Standards (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”, and had not generated or sustained significant revenues. These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the exploration stage are dependent upon its successful efforts to raise additional equity financing to continue operations and generate sustainable significant revenue. There is no guarantee that the Company will be able to raise adequate equity financings or generate profitable operations. As of August 31, 2008, the Company has a working capital deficit of $496,356 and has incurred losses of $8,899,191 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Oil and Gas Properties

The Company utilizes the full-cost method of accounting for petroleum and natural gas properties. Under this method, the Company capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling productive and non-productive wells into the full cost pool on a country by country basis. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. Until such determination is made the Company assesses annually whether impairment has occurred, and includes in the amortization base drilling exploratory dry holes associated with unproved properties.

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

Share-Based Compensation

The Company accounts for share-based compensation pursuant to SFAS No. 123R. Accordingly, the Company records the grant date fair value of share-based compensation arrangements as compensation cost using a straight-line method over the service period. Share-based compensation is expensed or capitalized based on the nature of the employee’s activities.

Inherent in expensing stock options and other share-based compensation under SFAS No. 123R are several judgments and estimates that must be made. These include determining the underlying valuation methodology for share-based compensation awards and the related inputs utilized in each valuation, such as our expected stock price volatility, expected term of the employee option, expected dividend yield, the expected risk-free interest rate, the underlying stock price and the exercise price of the option. Changes to these assumptions could result in different valuations for individual share awards. For option valuations, the Company utilizes the Black-Scholes option pricing model.

Recent Accounting Pronouncements

Effective June 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157), which establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, in February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FA5 157-2,Effective Date of FASB Statement No.  157 (FSP No. 157-2), which deferred the effective date of SFAS No. 157 for one year for non-financial assets and liabilities, except for certain items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is currently evaluating the impact of SFAS No. 157 on its Consolidated Financial Statements for items within the scope of FSP No. 157-2, which will become effective on January 1, 2009.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 provides a framework for measuring fair value, establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date and requires consideration of the Company’s creditworthiness when valuing certain liabilities.

The three-level fair value hierarchy for disclosure of fair value measurements defined by SFAS No. 157 is as follows:

Level 1	—	Quoted prices for identical instruments in active markets at the measurement date.

Level 2	—

Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets at the measurement date and for the anticipated term of the instrument.

Level 3	—

Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable inputs that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

The adoption of SFAS No. 157 did not have a material effect on the Company’s financial statements.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact of SFAS No. 161 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”.

Summary of any product research and development that the Company will perform for the term of the plan.

We do not anticipate performing any product research and development under our plan of operation.

Expected purchase or sale of plant and significant equipment.

We do not anticipate any significant equipment purchases or sales.

Significant changes in number of employees.

As of August 31, 2008, we employed William David Gibbs as our President, Chief Executive Officer (“CEO”), interim CFO, Secretary, Treasurer and Director, Douglas M. Harwell as our Operations Manager, and Rae Lynn Wertz as our Manager of Administration. Subsequent to August 31, 2008 Christopher H. Taylor became our fourth employee as the Company’s CFO. We have no other employees and conduct most of our business through agreements with consultants and third parties. We do not anticipate any significant changes to the number of Company employees.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

The Company has had no material changes to its contractual obligations as disclosed in the Company’s Annual Report on Form 10-KSB for the year ended May 31, 2008.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Disclosure Controls and Procedures

At the end of the period covered by this report on Form 10-Q for the quarter ended August 31, 2008, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a - 15(e) and Rule 15d - 15(e) under the Exchange Act). Based on that evaluation the CEO and the CFO have concluded that the Company’s disclosure controls and procedures were adequately designed and effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

The Company’s management, including the CEO, does not expect that its disclosure controls and procedures or internal controls over financial reporting will prevent all errors and = fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

There were no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) or 15(d)-15(f)) that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

All of the Company's unregistered sales of equity securities were disclosed on Current Reports on Form 8-K as filed with the SEC on the following dates: June 23, 2008; July 8, 2008; July 18, 2008; August 13, 2008; and September 9, 2008

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

(10)	Material Contracts

10.1

Stock Option and Subscription Agreement by and between the Company and William David Gibbs, dated June 4, 2008 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 23, 2008)

10.2	Employment Agreement by and between the Company and Douglas M. Harwell, dated June 16, 2008 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on July 8, 2008)

10.3

Stock Option and Subscription Agreement by and between the Company and Douglas M. Harwell, dated June 16, 2008 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on July 8, 2008)

10.4

Amended and Restated $25,000,000 Senior First Lien Secured Credit Agreement by and among the Company, Macquarie Bank Limited and certain other lenders, dated as of July 11, 2008 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on July 18, 2008)

10.5	Warrant No. 1A to Purchase Common Shares of Southern Star Energy Inc. (incorporated by reference from our Current Report on Form 8-K filed with the SEC on July 18, 2008)

10.6	Warrant No. 2 to Purchase Common Shares of Southern Star Energy Inc. (incorporated by reference from our Current Report on Form 8-K filed with the SEC on July 18, 2008)

10.7	Agreement dated August 8, 2008 by and between the Company and Imperial Capital, LLC (incorporated by reference from our Annual Report on Form 10-KSB filed with the SEC on August 29, 2008)

10.8	Warrant No. 3 to Purchase Common Shares of Southern Star Energy Inc. (incorporated by reference from our Annual Report on Form 10-KSB filed with the SEC on August 29, 2008)

10.9

Employment Agreement by and between the Company and Christopher H. Taylor, effective as of September 22, 2008 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on September 9, 2008)

10.10

Stock Option and Subscription Agreement by and between the Company and Christopher H. Taylor, effective as of September 22, 2008 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on September 9, 2008)

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

(32)	Section 1350 Certifications

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN STAR ENERGY INC.

By:  William David Gibbs
___________________________________

William David Gibbs

Chief Executive Officer

(On behalf of the Company and as Principal Executive Officer)

Date:  October 15, 2008

By:  Christopher H. Taylor
___________________________________

Christopher H. Taylor

Chief Financial Officer

(Principal Financial and Accounting Officer)

Date:  October 15, 2008