Form 10-Q
period 2008-11-30
SOUTHERN STAR ENERGY INC.
filed 2009-01-14
CIK 1341315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2008
OR
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

Large accelerated filer            Accelerated filer           Non-accelerated filer            Smaller Reporting Company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes       No

Number of Shares outstanding at January 14, 2009:	44,847,279

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NOTE: These consolidated financial statements reflect the Company’s Consolidated Balance Sheets at November 30, 2008 (unaudited) and May 31, 2008 (audited), the unaudited Consolidated Statements of Operations for the three months and six months ended November 30, 2008 and 2007, and for the period accumulated from February 7, 2005 (date of inception) to November 30, 2008, unaudited Consolidated Statements of Cash Flows for the six months ended November 30, 2008 and 2007, and for the period accumulated from February 7, 2005 (date of inception) to November 30, 2008, and the unaudited Consolidated Statement of Stockholders’ Equity for the period from May 31, 2008 to November 30, 2008, including entries that resulted from a restatement of the Company’s consolidated financial statements for prior periods.

Southern Star Energy Inc.

(An Exploration Stage Company)

Consolidated Balance Sheets

(in thousands)

	November 30, 2008 $ (unaudited)	May 31, 2008 $
ASSETS

Current Assets

Cash	2,883	1,436
Accounts Receivable	662	336
Prepaids and other current assets	273	38

Total Current Assets	3,818	1,810

Deferred Financing Costs, net	2,464	−
Property and Equipment	22	20
Surety Bond	10	10
Oil and Gas Property, net (Note 3)	7,636	6,488

Total Assets	13,950	8,328

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts Payable and Accrued Liabilities	2,035	1,555
Revenue Payable	997	599
Exploration Advances (Note 3)	3,254	266
Other Current Liabilities	141	−
Loan Payable, less unamortized discount of $425 (Note 5)	−	1,575
Due to Related Party (Note 6)	42	32

Total Current Liabilities	6,469	4,027

Asset Retirement Obligations (Note 4)	79	54
Bank Debt (Note 5)	4,567	−

Total Liabilities	11,115	4,081

Contingency and Commitments (Notes 1 and 9)

Stockholders’ Equity

Common Stock (Note 8) Authorized: 843,750 shares, par value $0.001 Issued: 44,847 shares (May 31, 2008 – 44,801 shares)	45	45

Additional Paid-In Capital	13,258	9,852

Common Stock Subscribed	35	35

Deficit Accumulated During the Exploration Stage	(10,503)	(5,685)

Total Stockholders’ Equity	2,835	4,247

Total Liabilities and Stockholders’ Equity	13,950	8,328

The accompanying notes are an integral part of these consolidated financial statements.

Southern Star Energy Inc.

(An Exploration Stage Company)

Consolidated Statements of Operations

(unaudited)

(in thousands, except per share amounts)

	Accumulated From February 7, 2005 (Date of Inception) to November 30,	Three Months Ended November 30,	Three Months Ended November 30,	Six Months Ended November 30,	Six Months Ended November 30,
	2008	2008	2007	2008	2007
	$	$	$	$	$
			(restated, see note 2)		(restated, see note 2

Revenue	1,630	238	23	1,005	23

Operating Expenses

Depletion, depreciation and amortization (Note 3)	2,763	116	66	2,651	66
General and administrative	4,520	948	338	1,939	471
Lease operating expenses	522	179	13	319	13
Production taxes	129	14	-	36	-

Total Operating Expenses	7,934	1,257	417	4,945	550

Loss Before the Following Items	(6,304)	(1,019)	(394)	(3,940)	(527)

Other Expenses

Accretion of discount on debt (Note 5)	(1,646)	-	(1,028)	(425)	(1,081)
Financing costs (Note 5)	(2,280)	(235)	-	(367)	(406)
Interest on loans and convertible debentures (Note 5)	(252)	(43)	(52)	(86)	(87)

Total Other Expenses	(4,178)	(278)	(1,080)	(878)	(1,574)

Loss Before Discontinued Operations	(10,482)	(1,297)	(1,474)	(4,818)	(2,101)

Discontinued operations	(21)	-	-	-	-

Net Loss	(10,503)	(1,297)	(1,474)	(4,818)	(2,101)

Net Income (Loss) Per Share

Continuing Operations – Basic and Diluted		(0.03)	(0.05)	(0.11)	(0.07)
Discontinued Operations – Basic and Diluted		-	-	-	-

		(0.03)	(0.05)	(0.11)	(0.07)

Weighted Average Number of Shares Outstanding – Basic and Diluted		44,834	30,806	44,830	30,806

The accompanying notes are an integral part of these consolidated financial statements.

Southern Star Energy Inc.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Accumulated From February 7, 2005 (Date of Inception) to November 30,	Six Months Ended November 30,	Six Months Ended November 30,
	2008	2008	2007
	$	$	$
			(restated, see note 2)
Operating Activities

Net loss	(10,503)	(4,818)	(2,101)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Accretion of debt discount	1,646	425	1,081
Common stock subscribed	35	−	20
Depreciation, depletion and accretion	2,763	2,651	−
Intrinsic value of convertible units and fair value warrants issued as finance fees	1,775	−	406
Interest accrued on convertible debt	4	−	(75)
Shares issued for consulting services	51	36	−
Stock-based compensation	1,582	701	158
Amortization of deferred financing costs	367	367	−

Changes in operating assets and liabilities
Accounts receivable	(649)	(326)	20
Prepaids	111	(233)	304
Accounts payable and accrued liabilities	1,165	339	(374)
Deferred revenue	19	−	−
Due to related parties	16	10	37
Exploration advances	3,251	2,987	151

Net Cash Provided By (Used In) Continuing Operations	1,633	2,139	(373)
Discontinued operations	(38)	−	−

Net Cash Provided By (Used In) Operating Activities	1,595	2,139	(373)

Investing Activities
Acquisition of property and equipment	(28)	−	−
Surety bond	(10)	−	−
Oil and gas property expenditures	(8,500)	(3,098)	(1,721)

Net Cash Used in Investing Activities	(8,538)	(3,098)	(1,721)

Financing Activities
Deferred costs	(161)	(161)	(25)
Proceeds from issuance of common stock	288	−	−
Proceeds from common stock subscribed	1,850	−	−
Proceeds from loan payable	4,567	2,567	−
Proceeds from convertible units	580	−	580
Advances from related parties	6	−	−
Proceeds from issuance of convertible debentures	2,700	−	1,300

Net Cash Provided by Financing Activities	9,830	2,406	1,855

Effect of exchange rate on cash	(4)	−	−

Change in Cash	2,883	1,447	(239)

Cash – Beginning	−	1,436	738

Cash – Ending	2,883	2,883	499

Supplemental Disclosures:
Oil and gas property expenditures recorded in prepaids	−	−	(154)
Oil and gas property expenditures recorded in accounts payable and accrued liabilities	2,047	2,047	289
Issuance of warrants for financing fees	4,930	2,670	36
Cash paid for:
Interest	90	86	−
Income taxes	−	−	−

The accompanying notes are an integral part of these consolidated financial statements.

Southern Star Energy Inc.

(An Exploration Stage Company)

Consolidated Statement of Stockholders’ Equity

Period from May 31, 2008 to November 30, 2008

(unaudited)

(in thousands, except per share amounts)

	Common Shares Number Amount		Additional Paid-in Capital	Common Stock Subscribed	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
		$	$	$	$	$

Balance – May 31, 2008	44,800,944	45	9,852	35	(5,685)	4,247

Shares issued for consulting services (Note 8)	46,335	−	36	−	−	36
Fair value of warrants issued for financing fees (Notes 5 and 7)			1,728	−	−	1,728
Fair value of warrants issued for financing fees (Notes 5 and 7)			941	−	−	941
Stock-based compensation (Note 7)			701	−	−	701
Net loss for the pereiod					(4,818)	(4,818)

Balance – November 30, 2008	44,847,279	45	13,259	35	(10,503)	(2,835)

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

Southern Star Energy Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

1.	Nature of Operations and Continuance of Business

Southern Star Energy Inc. was incorporated in the State of Nevada on February 7, 2005 under the name Surge Enterprises, Inc. Pursuant to a Restructuring Agreement dated November 6, 2006, the Company disposed of its interest in the Company’s wholly-owned subsidiary, Surge Marketing Corp. (“Surge Marketing”) (Note 10). On November 13, 2006 the Company changed its name to Southern Star Energy Inc.

On November 2, 2006, the Company commenced the business of the acquisition, exploration and development of oil and gas resources with the acquisition of an initial 20% interest in certain oil and gas leases located in Louisiana. The Company previously focused its business efforts on software sales and website development.

The Company has been in the exploration stage since completion of its restructuring in November, 2006 and has not yet realized significant revenues from its planned operations. Previously, it was in the development stage, pursuant to Statements of Financial Accounting Standards (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”, and had not generated or sustained significant revenues. These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the exploration stage are dependent upon its successful efforts to raise additional equity or debt financing to continue operations and generate sustainable significant revenue. There is no guarantee the Company will be able to raise adequate equity financing or generate profitable operations. As of November 30, 2008, the Company has a working capital deficit of $2,651,000 and has incurred losses of $10,503,000 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management of the Company has undertaken steps as part of a plan with the goal of sustaining Company operations for the remainder of the fiscal year and beyond. These steps include: (a) continuing efforts to raise additional capital and/or other forms of financing; and (b) controlling overhead and expenses. There can be no assurance that any of these efforts will be successful.

The unaudited interim consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States for interim financial information and conforms with instructions to Form 10-Q of Regulation S-X and reflects all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending May 31, 2009. The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amounts reported. Actual results could differ from these estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted. These unaudited interim consolidated financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended May 31, 2008, included in the Company’s Annual Report on Form 10-KSB as filed with the SEC on August 29, 2008. The accounting principles applied in the preparation of these interim consolidated financial statements are consistent with those applied for the year ended May 31, 2008.  Certain reclassifications have been made to prior period amounts to conform to current period presentation.

2.	Restatement

In connection with the close for the quarter ended February 29, 2008, the Company determined that it had recognized a portion of its stock-based compensation expense in error, resulting in an overstatement of stock-based compensation expense of $993,000 .The Company’s previously issued financial statements for the three and six months ended November 30, 2007 will be restated to reflect the changes in stock-based compensation expense.

The following tables summarize the effect of the restatement adjustments on the financial statements as of and for the three and six months ended November 30, 2007 (in thousands, except for per share data).

Southern Star Energy Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

	Three months ended November 30, 2007
	Previously Reported	Restated
Stock-based compensation	$1,151	$158
Operating loss	(1,387)	(394)
Net loss	(2,468)	(1,474)
Basic net income per share	$(0.08)	$(0.05)
Diluted net income per share	$(0.08)	$(0.05)

	Six months ended November 30, 2007
	Previously Reported	Restated
Stock-based compensation	$1,151	$158
Operating loss	(1,519)	(527)
Net loss	(3,094)	(2,101)
Basic net income per share	$(0.10)	$(0.07)
Diluted net income per share	$(0.10)	$(0.07)

	Six months ended November30, 2007
	Previously Reported	Restated
Operating activities
Net income (loss)	$(3,094)	$(2,101)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation	1,151	158

	As of November 30, 2007
	Previously Reported	Restated
Additional paid-in capital	4,343	3,349
Deficit accumulated during the exploration phase	(4,979)	(3,986)

3.	Oil and Gas Property

The Company’s portion of exploration and development costs incurred during the quarter ended November 30, 2008, was $2,752,000.

The Company recorded an impairment of oil and gas properties in the amount of $2,202,000 for the six months ended November 30, 2008 as a result of the full cost ceiling test at August 31, 2008. The weighted average natural gas price utilized for the August 31, 2008 ceiling impairment evaluation was $8.22 per Mcf, held constant, as compared to $10.67 for the May 31, 2008 ceiling impairment evaluation, at which time there was no impairment. There was no impairment recorded during the six-month period ended November 30, 2007.

At November 30, 2008, the Company’s working interest partners have prepaid $3,254,000 towards future costs which have been recorded as exploration advances on the balance sheet. At November 30, 2008, the Company recorded $662,000 receivable from oil and gas sales and $997,000 of oil and gas sales payable to its working interest partners and royalty owners.

4.	Asset Retirement Obligation

The Company’s asset retirement obligations (“ARO”) in regards to Sentell Field relate to site restoration.

A reconciliation between the opening and closing ARO balance is provided below:

Southern Star Energy Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

November 30, 2008 $

Asset retirement obligations – beginning of period	54,000
Liabilities incurred	22,000
Liabilities settled	-
Accretion	3,000

Total asset retirement obligations	79,000

In accordance with Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations," the Company measured the ARO’s at fair value and properly capitalized this to the oil and gas property accounts. The ARO’s will accrete to $143,000 over a period of seven years at which it is expected to be settled. A discount rate of 10% and an inflation rate of 2.5% were used to calculate the present value of the ARO’s. The corresponding accretion at November 30, 2008, of $3,000 has been included in depletion, depreciation and amortization. Actual retirement costs will be recorded against the ARO’s when incurred. Any difference between the recorded ARO’s and the actual retirement costs incurred will be recorded as a gain or loss in the period of settlement.

5.	Bank Debt

On May 16, 2008, the Company and Macquarie Bank Limited (“Macquarie”) entered into a credit agreement (the “Macquarie Credit Agreement”) to receive advances up to $2,000,000 (which the Company received in full on May 20, 2008) with a maturity date of September 13, 2008. The advances accrue interest at the lesser of the prime rate plus 2% and the highest lawful rate with interest payable on the last day of each month. Pursuant to the terms of the agreement, all proceeds from the sale of oil and gas by the Company will be remitted to an account at Macquarie until all amounts outstanding are paid in full. In connection with the Macquarie Credit Agreement, the Company issued the lender a warrant to purchase 750,000 shares of common stock at $1.00 per share until May 16, 2013. The Company recorded the fair value of the warrant of $486,000 as additional paid-in capital and recorded an equivalent discount, which will to be expensed over the term of the agreement.

On July 11, 2008, the Company and Macquarie entered into a credit agreement (the “Amended Macquarie Credit Agreement”) to receive advances up to $25,000,000 with an initial borrowing base of $5,000,000. The Amended Macquarie Credit Agreement amends and restates the previous credit agreement described above in its entirety. On July 16, 2008, the Company received an advance of approximately $2,500,000 and additional advances of $880,000 in August 2008 and $1,160,000 in November 2008.  The advances accrue interest at the lesser of the prime rate plus 2% and the highest lawful rate. Interest payments must be made on the last day of each month and all interest and advances must be repaid by July 11, 2011, the maturity date. Pursuant to the terms of the Amended Macquarie Credit Agreement, all proceeds from the sale of oil and gas by the Company will be remitted to an account at Macquarie while amounts are outstanding under the agreement.

The Amended Macquarie Credit Agreement contains various positive covenants, including interest coverage ratio, current ratio and adjusted present value ratio covenants (as defined in the agreement), and certain negative covenants which prevent us from carrying out certain actions, including incurring specified debt or guaranties, suffering any change of control, merging into or consolidating with any other entity and declaring or paying any cash dividends or distributions.

At November 30, 2008, the Company was not in compliance with its current ratio covenant.  Under the terms of the Amended Macquarie Credit Agreement, the Company has a grace period of up to 90 days to remedy such noncompliance, provided the Company continues to diligently pursue efforts to remedy such noncompliance.  The Company has initiated and continues to pursue efforts to remedy the noncompliance and expects such efforts to be successful within the 90-day grace period.  Accordingly, amounts outstanding under the Amended Macquarie Credit Agreement continue to be classified as long-term liabilities.

On June 18, 2008, in connection with the Amended Macquarie Credit Agreement, the Company issued the lender a warrant to purchase 750,000 shares of common stock at $1.00 per share until July 11, 2013 in exchange for the warrant to purchase 750,000 shares of common stock at $1.00 issued in connection with the Macquarie Credit Agreement. Also in connection with the Amended Macquarie Credit Agreement, the Company issued the lender a warrant to purchase 1,897,419 shares of common stock at $1.00 per share until July 11, 2013.

In connection with the Macquarie Credit Agreement, the Company entered into a services agreement with Imperial Capital, LLC (“Imperial”) whereby the Company paid $60,000 of financing fees, $50,000 in additional expenses and was obligated to issue a warrant exercisable to purchase 100,000 shares of common stock at $1.00.

Southern Star Energy Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

On August 8, 2008, the Company terminated its services agreement with Imperial. Pursuant to the termination agreement, the Company paid Imperial a cash fee of $90,000 and issued a warrant to purchase 1,250,000 shares of the Company’s common stock at $1.00 per share until July 11, 2013. In addition, the Company will owe Imperial the amount of 3% of the gross proceeds of each funding in excess of the initial $5,000,000 borrowing base the Company receive under the Amended Macquarie Credit Agreement until Imperial has received the total fee of $750,000, of which $150,000 has been paid.

The issuance-date fair value of the warrants issued to Macquarie ($1,728,852) and Imperial ($940,908) have been recorded as deferred financing costs with a related adjustment to additional paid-in capital. Additionally, the Company incurred an additional $161,337 in legal and other direct costs in connection with the Amended Macquarie Credit Agreement that have been recorded as deferred financing costs. Such deferred financing costs will be amortized to financing costs over the three-year term of the agreement using a method that approximates the interest method.

6.	Related Party Transactions

During the three-month and six-month periods ended November 30, 2008, the Company incurred $57,000 and $111,000, respectively, for consultation services payable to a company wholly owned by a director of the Company, of which $42,000 remained unpaid at November 30, 2008. In addition, the Company paid $40,000 and $71,000 for the three-month and six-month periods ended November 30, 2008, respectively, to a company for consulting services rendered to the Company by a director of the Company. These transactions are in the normal course of business and are recorded at the exchange amount, which is the consideration agreed to by the related parties. The Company also owed $2,000 to an officer for reimbursable expenses.

7.	Stock Options and Warrants

Stock Options

On October 31, 2007, the Company approved the 2007 Stock Option Plan (the “Plan”) to issue up to 3,000,000 shares to eligible employees, officers, directors and consultants. Pursuant to the Plan, the Company has granted stock options to certain directors and consultants. On June 4, 2008, the Company amended the Plan to increase the number of shares issuable to 5,000,000.

On June 4, 2008, the Company entered into a stock option agreement with the President and CEO of the Company whereby the Company granted options to purchase up to an aggregate of 1,000,000 shares of common stock at $1.00 per share for 5 years. One-third of the options vest each on June 4, 2009, June 4, 2010 and June 4, 2011.

On June 16, 2008, the Company entered into a stock option agreement with an employee who will provide operations management services whereby the Company granted options to purchase 250,000 shares of the Company’s common stock at $1.00 per share for 5 years. One-third of the options vest each on June 16, 2009, June 16, 2010 and June 16, 2011.

Effective September 22, 2008, the Company entered into a stock option agreement with the chief financial officer of the Company whereby the Company granted options to purchase 350,000 shares of the Company’s common stock at $0.82 per share for 5 years. One-third of the options vest each on September 22, 2009, September 22, 2010 and September 22, 2011.

Effective October 27, 2008, the Company entered into a stock option agreement with an employee of the Company whereby the Company granted options to purchase 100,000 shares of the Company’s common stock at $0.60 per share for 5 years. One-third of the options vest each on October 27, 2009, October 27, 2010 and October 27, 2011.

The weighted-average grant-date fair value of stock options granted during the six-months ended November 30, 2008 was $0.68 per share. No stock options were exercised during the six months ended November 30, 2008 and 2007. During the three-month and six-month periods ended November 30, 2008. The Company recorded stock-based compensation expense of $360,000 and $701,000 as general and administrative expenses for the three- and six-month periods ended November 30, 2008, respectively.

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton model using assumptions discussed below. The weighted-average expected volatility of 112% at the grant date was based on the

Southern Star Energy Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

volatility of the Company’s stock price. The expected term of the options granted of 3.5 years is based on the time period the options are expected to be outstanding. The risk-free interest rate of between 1.83% and 3.73% is based on the U.S. Treasury rate of a note with the expected maturity of the expected term of the options. The Company has not considered a dividend payment in its calculation and believes that forfeitures will not be significant.

As of November 30, 2008, there was $2,415,000 of total unrecognized compensation costs related to nonvested share-based compensation arrangements granted under the Plan, which are expected to be recognized over a weighted-average period of 2.25 years.

Warrants

On July 11, 2008, pursuant to the Amended Macquarie Credit Agreement, the Company issued a warrant to purchase 750,000 shares of common stock at $1.00 per share until July 11, 2013 in exchange for the warrant to purchase 750,000 shares of common stock at $1.00 previously issued to Macquarie. Also in connection with the Amended Macquarie Credit Agreement, the Company issued Macquarie a warrant to purchase 1,897,419 shares of common stock at $1.00 per share until July 11, 2013.

8.	Common Stock

a)

On November 13, 2006, the Company completed a 7.5:1 forward stock split on the basis of 7.5 new shares of common stock in exchange for every old share of common stock outstanding. On March 22, 2007, the Company effected a 1.5:1 forward stock split of the authorized, issued and outstanding common stock. All per share amounts have been retroactively restated to reflect the forward stock split.

b)	On June 7, 2008, the Company issued 28,043 shares of common stock with a fair value of $24,678 pursuant to a marketing agreement, which was subsequently terminated.

9.	Commitments
a)	On January 1, 2008, the Company entered into a consulting agreement with the former CEO of the Company to provide consulting services in exchange for $10,000 per month for an indefinite period.
b)

On February 4, 2008, the Company entered into a lease agreement commencing May 1, 2008 for office premises for a 3 year term expiring May 1, 2011. Annual rent under the new lease is payable at $35,000 for the first year, $35,000 for the second year and $36,000 for the final year. The Company must also pay its share of building operating costs and taxes. Future minimum lease payments over the next three fiscal years are as follows:

2009	$17,000
2010	35,000
2011	33,000

$85,000
c)

On May 20, 2008, the Company entered into a consulting agreement with an investor communications consulting firm to provide investor communications services on behalf of the Company in consideration for a minimum fee of $3,000 per month for an initial period of one year.

d)

On February 27, 2007 the Company entered into a services agreement with a consultant to provide consulting services in consideration for $140 per hour of services and 375,000 shares of the Company’s common stock. The Company is to issue 187,500 shares upon the generation of revenues from Sentell Field in excess of all costs reasonably incurred in relation to the drilling of the well. The Company is also obligated to issue 187,500 shares to be held in escrow for a period of one year upon Sentell Field generating more than 15 billion cubic feet equivalent of natural gas or having reserves greater than $75,000,000 calculated on a 10% discounted cash flow basis. As of November 30, 2008, no shares have been issued under this services agreement.

Southern Star Energy Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

e)

On February 15, 2007, the Company entered into a services agreement with a consultant to provide consulting services in consideration for $75 per hour of services and 375,000 shares of the Company’s common stock. The Company is to issue 187,500 shares upon the generation of revenues from Sentell Field in excess of all costs reasonably incurred in relation to the drilling of the well. The Company is also obligated to issue 187,500 shares to be held in escrow for a period of one year upon Sentell Field generating more than 15 billion cubic feet equivalent of natural gas or having reserves greater than $75,000,000 calculated on a 10% discounted cash flow basis. As of November 30, 2008, no shares have been issued under this services agreement.

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

10.	Restructuring Agreement

On November 6, 2006, the Company entered into a restructuring agreement (the “Restructuring Agreement”) with Southern Star Operating, Big Sky, Eric Boehnke (“Boehnke”), Troy Mutter (“Mutter”) and Frank Hollmann (“Hollmann”). Boehnke is the former CEO of the Company, and Mutter and Hollmann are former officers. Pursuant to the terms of the Restructuring Agreement, Big Sky, a private British Columbia company wholly-owned by Boehnke, agreed to assign all right, title and interest to the Company of a 20% working interest in Sentell Field. In conjunction with the Restructuring Agreement, the Company transfered its wholly-owned subsidiary, Surge Marketing, to Mutter and Hollmann in consideration for the transfer of 9,000,000 split-adjusted shares of common stock of the Company to Boehnke, and the return and cancellation of an aggregate of 54,937,500 split-adjusted shares of common stock of the Company held by Mutter and Hollman. On April 5, 2007, the shares were returned to treasury and cancelled.

11.	Accounting Pronouncements

Effective June 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157), which established a framework for measuring fair value in generally accepted accounting principles, clarified the definition of fair value within that framework, and expanded disclosures about the use of fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, in February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FA5 157-2,Effective Date of FASB Statement No. 157 (FSP No. 157-2), which deferred the effective date of SFAS No. 157 for one year for non-financial assets and liabilities, except for certain items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is currently evaluating the impact of SFAS No. 157 on its Consolidated Financial Statements for items within the scope of FSP No. 157-2, which became effective on January 1, 2009.

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

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”.  SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.  The Company is currently evaluating the impact of SFAS No. 161 on its consolidated financial statements, and the adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”.

Southern Star Energy Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

In May 2008, the FASB issued FSP 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) ".  FSP 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate.  FSP 14-1 is effective for fiscal years beginning after December 15, 2008, on a retroactive basis.  The Company has not yet determined the impact that the implementation of FSP 14-1 will have on its consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

12.	Subsequent Events
a)

Subsequent to November 30, 2008, the employee with whom the Company entered into a stock option agreement effective October 27, 2008 (see Note 7), resigned her position with the Company. The employee’s resignation terminated the stock option agreement and rendered void and of no effect all of her options exercisable to purchase 100,000 shares of the Company’s common stock at $0.60 per share for 5 years.

b)

Subsequent to November 30, 2008, the Company awarded a $60,000 bonus payment, less any applicable statutory deductions, to the Company’s president in order to recognize his contribution to the Company as its president and the progress made by the Company in 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this annual report, and unless otherwise indicated, the terms "we", "us", "our" and “the Company” refer to Southern Star Energy Inc. and our wholly-owned subsidiary, Southern Star Operating Inc.

Forward-Looking Statements

The information in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding the anticipated results and developments in our operations in future periods, planned exploration and development of our property, plans related to our business, matters that may occur in the future and other factors. Forward-looking statements are made, without limitation, in relation to operating plans, property exploration, availability of funds, environmental issues and operating costs. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks we outline from time to time in other reports we file with the Securities and Exchange Commission ("SEC"). These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between our actual results and those reflected in these statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Cautionary Note Regarding Management’s Discussion and Analysis

This discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and related notes. The discussion and analysis of the financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis the Company reviews its estimates and assumptions. The estimates were based on historical experience and other assumptions that the Company believes to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but the Company does not believe such differences will materially affect our financial position or results of operations. Critical accounting policies, the policies the Company believes are most important to the presentation of its financial statements and require the most difficult, subjective and complex judgments, are outlined below in "Critical Accounting Policies," and have not changed significantly.

Overview

We are an exploration stage company engaged in the acquisition, exploration and exploitation of prospective oil and gas properties. We currently hold a 40% working interest in approximately 5,300 acres in the Cotton Valley trend north of Shreveport in Bossier Parish, Louisiana, commonly referred to as the Sentell Field. Initial drilling in the field has resulted in Proved Reserves of approximately 10 Bcfe (billions of cubic-feet equivalent) and net production of approximately 700 MCFED (thousand cubic-feet equivalent per day). Southern Star Energy currently holds a 40% working interest in the Sentell Field. Southern Star Operating, our wholly-owned subsidiary, is the operator of the field by virtue of a contract operating agreement. We are undertaking exploration activities and are in the early stages of developing the properties pursuant to the leasehold rights we have acquired within the Sentell Field. As partial owner of the working interest in and to the leasehold rights, we, together with the other interest holders, have the exclusive right to explore and exploit any oil and gas and mineral resources contained in the Sentell Field.

Through the contractual arrangements governing the acquisition of leasehold interests in Sentell Field, Meagher Oil and Gas, an independent leasing agent, acquired, then reassigned the 100% working interest in the leasehold positions covering the Sentell Field to the following non-affiliated parties: Dynamic Resources Corp. holds a 20% working interest; Southern Star Energy holds a 40% working interest; and Ramshorn Investments, Inc. holds the remaining 40% working interest. The leases in the field are subject to a royalty interest of approximately 24%. As a result, the holders of the working interests are entitled to receive 76% of any gross production revenues from the field, less all exploration, development and production costs, and the holders of the royalty interest are entitled to the remaining 24%. The royalty interests are held by various individual lessors and other entities. The royalty interest holders are not responsible for any exploration, development or production costs.

Fiscal Year 2009 Plan of Operations

We are an exploration stage oil and gas company. We estimate our general operating expenditures for the remainder of this fiscal year ending May 31, 2009, to be as follows:

Planned Operating Expenditures For the Remainder of this Fiscal Year
Operating Expenditures
Drilling Costs	$5,000,000
General and Administrative Expenditures	1,080,000
Debt Service	131,000
Total	$6,211,000

We do not currently have sufficient capital to fund our planned expenditures for the fiscal year and intend to fund the expenditures through operating revenue, our credit facility with Macquarie Bank and debt and/or equity financing. There can be no assurance that such financing will be available on acceptable terms, if at all. See, “Liquidity and Capital Resources,” below.

Drilling Costs

By the close of fiscal 2008, our company had drilled six wells, including five successful Cotton Valley test wells, all of which are producing. We have also laid a 15,000 foot gathering system and central processing and metering facility to service the five producers.

Based on the satisfactory results of our deep Cotton Valley wells, the Company has embarked on our 2009 program to continue to drill additional wells to define the core productive outlines of the Cotton Valley formation within our acreage. An additional critical objective of this program is to assess the presence and potential of the Haynesville Shale within our acreage position.

In late August 2008, the first of the new wells, the Cash Pointe Plantation 30-1 reached a total depth of 9,500 feet and logged 70 to 85 feet of net effective gas pay in the Cotton Valley formation. Production casing has been run to total depth and the well is currently awaiting extension of the field gathering system prior to completion.

Following the successful drilling of the Cash Pointe well, the rig moved to our second location, the Atkins-Lincoln 17-2 well. This well was designed to assess both Cotton Valley as well as Haynesville potential. In October 2008, the Company announced that the Atkins-Lincoln 17-2 had reached a depth of 9,500 feet and encountered 68 feet of net effective gas pay in the Cotton Valley Formation. Subsequently, casing was set at 9,500 feet and we continued to drill to a total depth of 11,300 feet where we successfully logged the targeted Haynesville Shale interval. The well encountered a gross productive interval of 395 feet of gas-filled porosity, indicating a thickening of the Haynesville productive interval under our leasehold.

After the successful discovery in the Haynesville Shale at the Atkins-Lincoln 17-2 location, we moved the rig approximately 1.5 miles south-southwest to the A.S. Burt 20-1 location. The Burt well was also designed as a combination Cotton Valley and Haynesville delineation well. At intermediate pipe depth, the results of the A.S. Burt 20-1 location were consistent with the Company’s earlier Cotton Valley locations. In November 2008, we reached total depth of 11,220 feet where once again we successfully logged the targeted Haynesville Shale interval. The well encountered a gross productive interval of 423 feet of gas-filled porosity, further confirming the presence of a thick productive interval in the Haynesville Shale under our leasehold.

Each of the Company’s eight Cotton Valley wells has similar log characteristics, and five of these wells are currently flowing into sales lines. The sixth well is awaiting a pipeline connection. Both the A.S. Burt 20-1 and the

Atkins-Lincoln 17-2 will be completed in the Haynesville Shale, pending thorough analysis and completion design.

In December 2008, we spud the Moore 20-1 well, the fourth well in our 2009 development program. The well is being drilled directionally from the same surface location as the A.S. Burt 20-1 well and is targeting the Cotton Valley interval.

Based on the excellent petrophysical results over the Haynesville Shale intervals in the Atkins-Lincoln 17-2 and the A.S. Burt 20-1 wells, the company has revised its near term strategy to focus on exploiting these discoveries and follow up with a third location to further define Haynesville potential. This will cause our near-term attention to be re-directed to the higher potential Haynesville completions as well as increasing our pipeline capacity in the field. This program will have the additional benefit of continuing to secure our leasehold position while allowing us to curtail Cotton Valley development plans until oil and natural gas prices improve.

After these delineation wells are completed and tested, we intend to continue developing the Sentell Field at a pace appropriate given market conditions and capital constraints. Our 5,300-acre Sentell Field has the potential for about 35 Cotton Valley and 35 Haynesville wells positioned on 160-acre spacing. Numerous vertical and horizontal wells have been drilled, logged and put into production from the Haynesville Shale formation within a 30-mile radius of our acreage in the Sentell Field. However, until we determine the extent of the productive limits of the project, we will not know the full extent of development costs to bring the acreage to full production. We intend to complete step-out drilling to extend the productive limits of acreage. We estimate that our drilling costs during the next six-month period will be approximately $5,000,000. See, “Fiscal Year 2009 Plan of Operations,” above.

General and Administrative Expenses

We expect to incur $1,080,000 in general and administrative costs during the remainder of our fiscal year. General and administrative costs include on-going legal, accounting and audit expenses to comply with our reporting responsibilities as a public company under the Exchange Act, insurance, rent, software, office supplies and office equipment. Further, general and administrative costs include compensation arrangements with our employees and consultants, which are described in more detail below.

Our company is operated by William David Gibbs as Chief Executive Officer, President, Secretary and Treasurer, Bruce Ganer as Vice President of Exploration and Development, Christopher H. Taylor, as Chief Financial Officer, and Douglas Harwell as Operations Manager. Mr. Gibbs, Mr. Taylor and Mr. Harwell are employees of the Company and Mr. Ganer provides his services through a management company pursuant to a written agreement, the terms of which are described below. To reduce costs, we intend to continue to outsource our professional and personnel requirements when practical by retaining consultants on an as-needed basis. Although we enter into consulting agreements periodically, we have entered into several long term employment and consulting agreements, the terms of which are described below. We estimate that our employee, consultant, and related professional compensation expenditures for this fiscal year will be approximately $1,260,000. Outside professional fees and anticipated to be approximately $408,000. See, “Professional Fees,” below.

In November 2007, the Company entered into a consulting agreement with William David Gibbs to serve as the CEO and president of the Company and provide consulting services in consideration for $200 per hour of services to a maximum of $1,500 per day and $30,000 per month and options exercisable to purchase 1,500,000 shares of the Company’s common stock at $1.20 per share for 5 years (one-third of the options vest on each of the first three anniversaries of November 27, 2007). On February 26, 2008, the Company reduced the exercise price of the options to $0.70 per share, resulting in an increase to stock-based compensation expense. On May 1, 2008, Mr. Gibbs ceased to be a consultant and entered into an employment agreement with the Company to serve as the Company’s president and CEO. Mr. Gibbs will be retained as CEO and president in consideration for, among other things, a base salary of $240,000 per year and incentive bonuses as set forth in the employment agreement. On June 4, 2008, we entered into a stock option agreement with Mr. Gibbs granting him the right to purchase up to an aggregate of 1,000,000 shares of our common stock at an exercise price of $1.00 per share exercisable for a period of five years pursuant to our Stock Option Plan (one-third of the options vest on each of the first three anniversaries of June 4, 2008). On January 5, 2009, the Company awarded to Mr. Gibbs a bonus payment of $60,000, less any applicable statutory deductions, in order to recognize Mr. Gibbs’ contribution to the Company as its president and the progress made by the Company in 2008.

On October 1, 2007, we appointed Bruce Ganer as our Vice President of Exploration and Development. Effective November 22, 2007, we entered into a consulting agreement between our company and Sierra Pine Resources International, Inc., a company wholly-owned by Bruce Ganer, whereby Sierra Pine agreed to provide consulting services to our company in consideration for, among other things, the payment of $10,000 per month, certain incentive bonuses as set forth in the consulting agreement and the grant of a stock option to purchase up to 750,000 shares of our common stock at a price of $1.09 per share, exercisable until November 22, 2011 (one-third of the options will vest on each of the first three anniversaries of November 22, 2007). On February 26, 2008, the Company reduced the exercise price of the options to $0.70 per share, resulting in an increase to stock-based compensation expense.

Effective June 16, 2008, we entered into an agreement with Douglas M. Harwell, whereby we agreed to employ Mr. Harwell as our operations manager. Mr. Harwell will be retained as our operations manager in consideration for, among other things: (i) a base salary of $160,000 per year; (ii) incentive bonuses as set forth in the employment agreement; and (iii) the grant of a stock option to purchase up to 250,000 shares of our common stock at a price of $1.00 per share, exercisable until June 16, 2013 (one-third of the options will vest on each of the first three anniversaries of June 16, 2008).

Effective September 22, 2008, we entered into an agreement with Christopher H. Taylor, whereby we agreed to employ Mr. Taylor as our chief financial officer. Mr. Taylor will be retained as our chief financial officer in consideration for, among other things: (i) a base salary of $180,000 per year; (ii) incentive bonuses as set forth in the employment agreement; and (iii) the grant of a stock option to purchase up to 350,000 shares of our common stock at a price of $0.82 per share, exercisable until September 22, 2013 (one-third of the options will vest on each of the first three anniversaries of September 22, 2008).

Effective October 27, 2008, we entered into an agreement with Deborah Null, whereby we agreed to employ Ms. Null as our land manager. Ms. Null was retained as our land manager in consideration for, among other things: (i) a base salary of $130,000 per year; (ii) incentive bonuses as set forth in the employment agreement; and (iii) the grant of stock options exercisable to purchase up to 100,000 shares of our common stock at a price of $0.60 per share, exercisable until October 27, 2013. Effective December 18, 2008, Ms. Null resigned her position as land manager of the Company. Ms. Null’s resignation had the effect of terminating her employment agreement and stock option agreement and rendering her stock options void and of no effect. At the time of Ms. Null’s resignation, none of the stock options had vested.

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

On November 22, 2007, we entered into a consulting agreement with Larry Keller, whereby Larry Keller agreed to provide consulting services to our company for a consulting fee of $175 per hour and the grant of a stock option to purchase up to 500,000 shares of our common stock at a price of $1.09 per share, exercisable until November 22, 2009 (half of the options vested on November 22, 2007 and half vested on November 22, 2008). On May 30, 2008, we paid a cash bonus of approximately $25,000 per well upon the successful completion of our company’s following three wells: Lincoln Atkins 18-1; Lincoln Atkins 8-1; and Atkins 18-2.

On June 18, 2007, the Company entered into a services agreement with Imperial Capital Ltd. (“Imperial”), a financial advisor, to provide services related to assisting the Company in future financing activities in consideration of a 8% cash fee and a warrant to purchase the higher of 8% of the dollar amount or the number of equity securities issued in the financing or 8% of the face value of any debt securities sold in the financing on at least the following minimum terms and conditions: (i) purchase price of $0.01, (ii) exercise price set at the closing price of the Company’s common stock on the closing date of the financing; (iii) warrant term of 3 years; and (iv) the Company has the right on 15 days written notice to require the Imperial to exercise the warrant so long as the closing price of the common shares of the Company equals or exceeds $1.75 per common share for at least 20 consecutive trading days prior to the date of the call notice. The Company paid an initial cash deposit of $25,000 to be set against expenses of the advisor, of which $24,396 has been expensed and $604 has been recorded as a deferred cost at May 31, 2008. Upon successful completion of the future financing, this cost will be recorded as a reduction of additional paid-in capital. If the future financing is not successfully completed, this cost will be charged to the consolidated statement of operations. During the year ended May 31, 2008 the Company paid $60,000 of financing fees and issued 100,000 warrants with a fair value of $85,758. On April 23, 2008, the Company amended this agreement. The Company agreed to pay a cash fee on future financings equal to 3.0% of the face amount of senior first lien debt securities, 4.0% of the face amount of other senior or mezzanine debt securities, 6.0% of the face amount of equity securities. The Company will also grant a warrant to purchase the higher of 5% of the dollar amount or the number of equity securities issued or 5% of the face amount of any debt securities at a purchase price of $0.01 with an exercise price equal to the closing price of the Company’s common stock on the closing date of the financing for 3 years. On August 8, 2008, the Company terminated this agreement and pursuant to the termination agreement, paid to Imperial $90,000 in cash, agreed to pay Imperial in cash the amount of 3% of the gross proceeds of each funding in excess of the initial $5 million borrowing base which the Company receives under the Macquarie credit agreement until Imperial has received $750,000, and issued to Imperial a warrant to purchase 1,250,000 shares of common stock of the Company.

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

On February 27, 2007 the Company entered into a services agreement with Sierra Pine Resources (a company wholly-owned by Bruce Ganer, our Vice President of Exploration and Development), a consultant who provides consulting services in consideration for $140 per hour of services and 250,000 shares of the Company’s common stock. The Company is to issue 125,000 shares upon the generation of revenues from the Sentell Field in excess of all costs reasonably incurred in relation to the drilling of the well. The Company is also obligated to issue 125,000 shares to be held in escrow for a period of one year upon the Sentell Field generating more than 15 billion cubic feet equivalent of natural gas or having reserves greater than $75,000,000 calculated on a 10% discounted cash flow basis. On April 2, 2008, the Company effected a 1.5 to 1 forward stock split, making the number of shares issuable pursuant to the agreement 375,000 (187,500 upon the occurrence of each triggering event). As of November 30, 2008, no shares have been issued under this services agreement.

On February 15, 2007, the Company entered into a services agreement with Rylar & Associates, Inc., a consultant who provides consulting services in partial consideration for 375,000 shares of Common Stock. The Company is to issue 187,500 shares upon the generation of revenues from the Company’s Sentell Field property in excess of all costs reasonably incurred in relation to the drilling of the wells. The Company is also obligated to issue 187,500 shares to be held in escrow for a period of one year upon the Sentell Field generating more than 15 billion cubic feet equivalent of natural gas or having reserves greater than $75,000,000 calculated on a 10% discounted cash flow basis. As of November 30, 2008, no shares have been issued under this services agreement.

Debt Service

We expect to incur $131,000 in interest expenses for the remainder of the fiscal year ending May 31, 2009. These interest expenses are related to debt outstanding under our credit facility with Macquarie Bank Limited and assume the interest rate remains 5.25%, our current interest rate. We do not anticipate owing any principal on the credit facility until the maturity date of July 11, 2011.

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

Three months ended November 30, 2008 compared to three months ended November 30, 2007

Revenues. We reported revenues from the production of oil and natural gas of $238,000 for the three months ended November 30, 2008 compared to revenues of $23,000 for the three months ended November 30, 2007. The increase in revenues is attributable to the successful drilling and completion of five wells in the Sentell Field. Revenues decreased by $529,000 for the three months ended November 30, 2008 compared to the three months ended August 31, 2008. The decrease was primarily a result of lower oil and natural gas prices, which accounted for approximately $407,000, or 77%, of the decrease.

Depletion, depreciation and amortization. Depletion, depreciation and amortization for the period was $116,000 for the three months ended November 30, 2008 compared to depletion, depreciation and amortization of $66,000 for the three months ended November 30, 2007. The increase was due primarily to increased production in the three months ended November 30, 2008.

General and administrative. For the three months ended November 30, 2008, we recorded general and administrative expenses of $948,000 compared to $388,000 for the three months ended November 30, 2007. The increases were primarily attributable to increased business activity related to development of our properties; hiring a chief executive officer, chief financial officer, operations manager and land manager between November 30, 2007, and November 30, 2008; implementing improvements to our corporate governance and public company reporting and exploring business development opportunities. We anticipate that our general and administrative expenses may increase as we hired our chief financial officer during the quarter ended November 30, 2008 and anticipate that our business activities may increase in future periods.

Stock-based compensation. For the three months ended November 30, 2008, we recorded stock-based compensation expenses of $360,000 compared to $158,000 for the three months ended November 30, 2007. The increase is primarily a full three months vesting of options issued in November 2007 as well options issued to employees during the six months ended November 30, 2008.

Production costs. We recorded production costs of $179,000 for the three months ended November 30, 2008 compared to $13,000 in production costs for the three months ended November 30, 2007. The increase in production costs is attributable to production resulting from the successful drilling and completion of five wells in the Sentell Field. Production costs may increase in future periods as a result of our current drilling program, under which we project we will drill five additional wells in the last half of the fiscal year ending May 31, 2009, assuming adequate financing is available on acceptable terms, if at all.

Accretion of discount on debt. In the quarter ended November 30, 2007, we recorded accretion of discount on convertible debentures of $1,028,000. No accretion of discount was recorded in the three months ended November 30, 2008 as such agreements had terminated.

Financing costs. We also recognized financing costs of $235,000 in the quarter ended November 30, 2008, which represents a portion of the financing costs related the $25,000,000 Credit Agreement entered into in July 2008. The Credit Agreement is discussed further under ‘Liquidity and Capital Resources’ below. In connection with the Credit Agreement, we recorded deferred financing costs of $2,831,000 which will be amortized to financing costs using a method approximating the interest method over the three-year term of the Credit Agreement. There were no financing costs for the same period in 2007.  We anticipate we will raise additional capital during the last half of the fiscal year ending May 31, 2009, which will result in an increase in financing costs.  There can be no assurance that additional financing will be available on acceptable terms, if at all.

Interest expense. For the three months ended November 30, 2008, we recognized $43,000 in interest expense related to debt outstanding under our agreement with Macquarie Bank Limited. For the three months ended November 30, 2007, we recorded interest expense of $52,000 related to convertible debentures outstanding. Interest expense is expected to increase during the last half of the fiscal year ending May 31, 2009, if we make additional draw downs on our credit line with Macquarie Bank Limited or obtain additional debt financing. There can be no assurance that our borrowing base with Macquarie will be increased (see “Liquidity and Capital Resources,” below), or that additional debt financing will be available on acceptable terms, if at all.

Six months ended November 30, 2008 compared to six months ended November 30, 2007

Revenues. We reported revenues from the production of oil and natural gas of $1,005,000 for the six months ended November 30, 2008 compared to $23,000 revenues for the six months ended November 30, 2007. The increase in revenues is attributable to the successful drilling and completion of five wells in the Sentell Field.

Depletion, depreciation and amortization. Depletion, depreciation and amortization for the six-month period ended November 30, 2008 was $2,651,000. Included in this amount is an impairment of oil and gas properties in the amount of $2,202,000 as a result of the ceiling test as of August 31, 2008. The weighted average natural gas price utilized for the August 31, 2008 ceiling impairment evaluation was $8.22 per Mcf, held constant, as compared to $10.67 for the May 31, 2008 ceiling impairment evaluation, at which time there was no impairment. There was depletion, depreciation and amortization recorded in the amount of $66,000 during the six months ended November 30, 2007.

General and administrative. For the six months ended November 30, 2008, we recorded general and administrative expenses of $1,939,000 compared to $471,000 for the six months ended November 30, 2007. The increases were primarily attributable to increased business activity related to development of our properties; hiring a chief executive officer, chief financial officer, operations manager and land manager between November 30, 2007, and November 30, 2008; implementing improvements to our corporate governance and public company reporting and exploring business development opportunities. We anticipate that our general and administrative expenses may increase as we hired our chief financial officer during the quarter ended November 30, 2008 and anticipate that our business activities may increase in future periods.

Production costs. We recorded production costs of $319,000 for the six months ended November 30, 2008 compared to $13,000 in production costs for the three months ended November 30, 2007. The increase in production costs is attributable to production resulting from the successful drilling and completion of five wells in the Sentell Field. Production costs may increase in future periods as a result of our current drilling program, under which we project we will drill five additional wells in the last half of the fiscal year ending May 31, 2009, assuming adequate financing is available on acceptable terms, if at all.

Accretion of discount on debt. In the six months ended November 30, 2008, we recorded accretion of discount on debt of $425,000, which represents the remainder of the discount recorded in connection with the $2,000,000 credit agreement entered into in May 2008 with Macquarie Bank Limited. In the six months ended November 30, 2007, we recorded accretion of discount on convertible debentures of $1,081,000; the convertible debentures have since been terminated.

Financing costs. We also recognized financing costs of $367,000 in the six months ended November 30, 2008, which represents a portion of the financing costs related the $25,000,000 Credit Agreement entered into in July 2008. The Credit Agreement is discussed further under ‘Liquidity and Capital Resources’ below. In connection with the Credit Agreement, we recorded deferred financing costs of $2,831,000 which will be amortized to financing costs using a method approximating the interest method over the three-year term of the Credit Agreement. We recorded no financing costs for the same period in 2007. We anticipate we will raise additional capital during the last half of the fiscal year ending May 31, 2009, which will result in an increase in financing costs. There can be no assurance that additional financing will be available on acceptable terms, if at all.

Interest expense. For the six months ended November 30, 2008, we recognized $86,000 in interest expense related to debt outstanding under our agreements with Macquarie Bank Limited. For the six months ended November 30, 2007, we recorded interest expense of $87,000 related to convertible debentures outstanding. Interest expense is expected to increase during the last half of the fiscal year ending May 31, 2009, if we make additional draw downs on our credit line with Macquarie Bank Limited or obtain additional debt financing. There can be no assurance that our borrowing base with Macquarie will be increased (see “Liquidity and Capital Resources,” below), or that additional debt financing will be available on acceptable terms, if at all.

Liquidity and Capital Resources

As of November 30, 2008, we had a working capital deficiency of approximately $2,651,000 and had incurred losses of $10,503,000 since inception. As of November 30, 2008, we had current assets of $3,818,000 and current liabilities of $6,469,000. The current liabilities consisted of accounts payable and accrued liabilities, revenue payable to working interest partners, exploration advances and amounts due to related parties.

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. Declining gas prices are anticipated to have an adverse effect on revenue and cash flow. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows during the next twelve month period.

From September through November 2007, several debt holders converted certain convertible debentures which eliminated our interest payable on such securities. On September 18, 2007, we issued a 10% $1,300,000 convertible debenture to Gobbet Management Inc. The debenture, which was due September 18, 2009, was converted into shares of common stock of our company at a conversion price of $0.50 per share. On November 16, 2007, Gobbet Management converted the principal amount of $1,300,000 plus $21,306 in interest into 2,642,611 shares of common stock of our company. We issued the 2,624,611 shares of common stock on December 21, 2007 and the remaining 18,000 shares of common stock on April 14, 2008. On November 16, 2007, Sovereign Services Limited converted the principal amount of $800,000 plus interest of $77,778 pursuant to a 10% convertible debenture due December 1, 2008, into 2,633,333 shares of common stock of our company. We issued the 2,633,333 shares of common stock on December 21, 2007. On November 16, 2007, Sovereign Services converted the principal amount of $600,000 plus interest of $63,333 pursuant to a 10% convertible debenture due November 1, 2008, into 265,333 shares of common stock of our company. We issued the 265,333 shares of common stock on December 21, 2007.

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

On July 16, 2008, we closed the first draw down under the Credit Agreement with Macquarie Bank Limited (individually and as Administrative Agent) (“Administrative Agent”) and the various participating lenders (the “Lenders”). The Credit Agreement matures on July 11, 2011.

Borrowings under the Credit Agreement may be used exclusively for the development of the properties listed in the Credit Agreement, general corporate purposes (as approved by the Administrative Agent), and the payment of the Administrative Agent’s costs associated with the loan. Upon closing, we drew an advance of $2.5 million, leaving $2.5 million available under the initial borrowing base. Prior to the advance, we had a working capital deficit of approximately $2,218,000, incurred primarily due to drilling expenses on two wells and a workover program on three other wells during the fiscal year ended May 31, 2008. We used the initial advance of $2.5 million to pay off the working capital deficit accumulated from that program. In August and November, 2008, we drew down an additional $880,000 and $1,160,000, respectively, against the initial borrowing base to fund our 40% working interest share of the estimated costs of drilling and completing new Sentell Field wells. At November 30, 3008, we had $433,000 remaining under the initial borrowing base of the credit facility. The borrowing base will be redetermined no less than every six months, based upon the Administrative Agent’s review of the most recent reserve report (prepared by our engineers and setting forth our projected recoverable reserves of our company). Reserve reports are due to the Administrative Agent on or before each January 15 and July 15 until the maturity date. Within 30 days following receipt of the reserve report, the Administrative Agent will, in its sole discretion, make a determination of the borrowing base, which will be effective until the next redetermination date. The Administrative Agent will determine the borrowing base in accordance with its customary lending practices based on the maximum revolving loan amount supportable by our properties.

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

The Credit Agreement contains various positive covenants, including interest coverage ratio, current ratio and adjusted present value ratio covenants (as defined in the Credit Agreement), and certain negative covenants which prevent us from carrying out certain actions, including incurring specified debt or guaranties, suffering any change of control, merging into or consolidating with any other entity, declaring or paying any cash dividends or distributions. At November 30, 2008, the Company was not in compliance with its current ratio covenant.  We have notified Macquarie of these deficiencies and Macquarie has continued to fulfill our funding requests knowing we are out of compliance.  Under the terms of the Credit Agreement, the Company has a grace period of up to 90 days to remedy such noncompliance, provided that the Company continues to diligently pursue efforts to remedy such noncompliance and expects such efforts to be successful within the 90-day grace period.

We incurred a net loss of $4,818,000 for the six months ended November 30, 2008 as compared to a net loss of $2,101,000 for the six months ended November 30, 2007. We anticipate that losses will continue in the quarters ending February 28 and May 31, 2009 due to declining oil and gas prices. We had current cash on hand as of November 30, 2008 of approximately $2,883,000.

As we anticipate that our estimated operating expenditures for the remainder of this fiscal year will be $6,511,000, we do not have sufficient working capital to enable us to complete our drilling program of exploration wells or to finance our normal operations for the remainder of the fiscal year. Accordingly, we plan on undertaking additional financing activities throughout the course of the fiscal year. We estimate that approximately $2,000,000 will be derived from Sentell Field production revenues. However, the decrease in oil and natural gas prices has adversely affected our revenues and may continue to do so, which may increase our reliance on debt and equity financing. Additionally, we estimate that we will be required to raise approximately $5,000,000 through the issuance of equity securities or through additional debt financing. We anticipate drawing down the remainder of the available credit in our revolving credit agreement with Macquarie Bank to fund additional drilling. Additional draw-downs on the credit facility will depend upon the success of our future financings and the availability of credit under the credit facility. We are seeking to increase our borrowing base under the credit facility and expect a determination in the next few months. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates.

Given that we have not achieved profitable operations to date, our cash requirements are subject to numerous contingencies and risk factors beyond our control, including operational and development risks, competition from well-funded competitors, and our ability to manage growth. We can offer no assurance that our company will generate cash flow sufficient to achieve profitable operations or that our expenses will not exceed our projections. If our expenses exceed estimates, we will require additional monies during the next six months to execute our business plan.

There are no assurances that we will be able to obtain funds required for our continued operation. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. Unprecedented disruptions in the current credit and financial markets have had a significant material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies. These disruptions could, among other things, make it more difficult for the Company to obtain, or increase its cost of obtaining, capital and financing for its operations.

If we are not able to obtain additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business.

The recent unprecedented events in global financial markets have had a profound impact on the global economy. Many industries, including the oil and natural gas industry, are impacted by these market conditions. Some of the key impacts of the current financial market turmoil include contraction in credit markets resulting in a widening of credit risk, devaluations and high volatility in global equity, commodity, natural resources and foreign exchange markets, and a lack of market liquidity. A continued or worsened slowdown in the financial markets or other economic conditions, including but not limited to, consumer spending, employment rates, business conditions, inflation, fuel and energy costs, consumer debt levels, lack of available credit, the state of the financial markets, interest rates, and tax rates may adversely affect the Company’s growth and profitability.

Specifically:

•	the global credit/liquidity crisis could impact the cost and availability of financing and our overall liquidity;
•	volatility of petroleum prices, which could adversely affect sales and revenues in the oil and natural gas sector; and
•	the devaluation and volatility of global stock markets could impact the valuation of, and market in, our equity securities.

These factors could have a material adverse effect on the Company’s financial condition and results of operations.

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

Future Financings

We anticipate that additional funding, when required, will be in the form of equity financing from the sale of our common stock or through debt financing. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through debt financing on commercially reasonable terms to fund operations. We do not currently have any arrangements in place for any future equity financing. For debt financing, the Company has a credit agreement with Macquarie Bank Limited that has an initial borrowing base of $5 million, of which $433,000 remains as of November 30, 2008, and a maximum limit of $25,000,000, as disclosed above under “Liquidity and Capital Resources”.

Capital Expenditures

We control our capital expenditures as the operator of the Sentell Field, which allows us to monitor and pace capital expenditures. Based on the success of our initial Haynesville delineation wells tempered by the global decline in product prices and restricted capital availability, we have extensively revised our 2009 capital program. Our program for fiscal 2009 now includes:

1.	Two Cotton Valley development wells in the Sentell Field at an estimated net cost of $2,100,000;
2.	Three Haynesville Shale wells in the Sentell Field at an estimated net cost of $5,100,000; and
3.	Gathering system and road infrastructure improvements in Sentell Field at an estimated net cost of $600,000.
4.	Field facilities, workovers and leasehold costs at an estimated net cost of $700,000.

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

Going Concern

The Company has been in the exploration stage since completion of its restructuring in November, 2006 and has not yet realized significant revenues from its planned operations. Previously, it was in the development stage, pursuant to Statements of Financial Accounting Standards (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”, and had not generated or sustained significant revenues. These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the exploration stage are dependent upon its successful efforts to raise additional equity or debt financing to continue operations and generate sustainable significant revenue. There is no guarantee the Company will be able to raise adequate equity financing or generate profitable operations. As of November 30, 2008, the Company has a working capital deficit of $2,651,000 and has incurred losses of $10,503,000 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management of the Company has undertaken steps as part of a plan with the goal of sustaining Company operations for the remainder of the fiscal year and beyond. These steps include: (a) continuing efforts to raise additional capital and/or other forms of financing; and (b) controlling overhead and expenses. There can be no assurance that any of these efforts will be successful.

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

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”.  SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.  The Company is currently evaluating the impact of SFAS No. 161 on its consolidated financial statements, and the adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

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

In May 2008, the FASB issued FSP 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) ".  FSP 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate.  FSP 14-1 is effective for fiscal years beginning after December 15, 2008, on a retroactive basis.  The Company has not yet determined the impact that the implementation of FSP 14-1 will have on its consolidated financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

Summary of any product research and development that the Company will perform for the term of the plan.

We do not anticipate performing any product research and development under our plan of operation.

Expected purchase or sale of plant and significant equipment.

We do not anticipate any significant equipment purchases or sales.

Significant changes in number of employees.

As of November 30, 2008, we employed William David Gibbs as our President, Chief Executive Officer (“CEO”), Secretary, Treasurer and Director, Christopher H. Taylor as our Chief Financial Officer, Douglas M. Harwell as our Operations Manager, Deborah Null as our Land Manager and Rae Lynn Wertz as our Manager of Administration. Subsequent to November 30, 2008, Deborah Null terminated her employment with the Company. We have no other employees and conduct most of our business through agreements with consultants and third parties. We do not anticipate any significant changes to the number of Company employees.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Disclosure Controls and Procedures

At the end of the period covered by this report on Form 10-Q for the three months ended November 30, 2008, an evaluation was carried out under the supervision of and with the participation of the Company's management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of the Company's disclosure controls and procedures (as defined in Rule 13a - 15(e) and Rule 15d - 15(e) under the Exchange Act).  Based on that evaluation the CEO and the CFO have concluded that the Company's disclosure controls and procedures were not adequately designed and effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

In management’s review of financial information required to be reported in this report on Form 10-Q, management determined that a material weakness existed in the Company’s internal control over financial reporting, which resulted in management determining that an accounting error was made, but not subsequently restated, in the Company’s consolidated financial reports as filed with the SEC for a prior reporting period. This accounting error, which is more fully described in Note 2 to the financial statements included in this report, is an error recognizing a portion of the Company’s stock-based compensation expense in the Company’s consolidated financial statements for the period ended November 30, 2007 (the “Relevant Statements”), as reported on the Company’s Form 10-QSB for the quarter ending November 30, 2007 and filed with the SEC on January 14, 2008 (the “Relevant Report”), which error was corrected in the Company’s consolidated financial statements for the quarter ended February 29, 2008 (the “Correcting Report”). As a result of this error, and despite its adjustment in the Correcting Report, the Company’s board of directors, in consultation with management and its recently appointed (October 1, 2008) principal registered independent public accounting firm (the “Auditor”), has determined that the Relevant Statements should be restated by the Company in an amended Relevant Report to be filed with the SEC as soon as practicable. For more information regarding the restatement of the Relevant Statements, please review the Company’s Current Report on Form 8-K filed with the SEC concurrently on January 14, 2009.

For this reason, the CEO and CFO have determined that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not adequate. However, as described in the following section “Changes in Internal Control Over Financial Reporting”, the Company’s management, including the CEO and CFO, have taken actions to address the material weaknesses in the Company’s internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

There were changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting:

a.

Effective September 22, 2008, the Company appointed Christopher H. Taylor as CFO, who the Company’s management and board of directors believes possesses the experience and knowledge required to properly analyze and execute accounting methods necessary for the Company’s reporting and accounting needs; and

b.

During the quarter, management adopted additional accounting review systems designed to improve the Company’s system of internal control over financial reporting. These systems included adopting an improved system for monitoring, classifying and recording accounting entries, a review of historic financial statements, ledgers and accounting entries and allocation of additional resources to financial reporting.

The Company is restating the Relevant Statements, in consultation with the recently appointed Auditor, and filing an amended Relevant Report as soon as practicable. Further, the Company will continue to review and monitor its internal controls over financial reporting and will adopt further changes, if and when management determines that such changes are necessary, to ensure accuracy in the Company’s future filings.

To date, management estimates that these changes in internal control over financial reporting will have no material cost to the Company.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

All of the Company’s unregistered sales of equity securities were disclosed on Current Reports on Form 8-K as filed with the SEC on the following dates: September 9, 2008 and October 30, 2008.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

On September 25, 2008, the Company dismissed Dale Matheson Carr-Hilton Labonte LLP (“DMCL”), the Company’s principal registered independent public accountant that was previously engaged as the principal accountant to audit the Company’s financial statements. The Company’s dismissal of DMCL was approved by the Company’s board of directors on September 25, 2008. On October 1, 2008, the Company engaged Weaver and Tidwell, L.L.P. of Houston, Texas as its new principal registered independent public accountant to audit the Company’s financial statements. For a more complete description of the Company’s change of auditor, see the Company Current Report on Form 8-K, filed with the SEC on October 1, 2008.

Effective October 27, 2008, we entered into an agreement with Deborah Null, whereby we agreed to employ Ms. Null as our land manager. Ms. Null was retained as our land manager in consideration for, among other things: (i) a base salary of $130,000 per year; (ii) incentive bonuses as set forth in the employment agreement; and (iii) the grant of stock options exercisable to purchase up to 100,000 shares of our common stock at a price of $0.60 per share, exercisable until October 27, 2013. Effective December 18, 2008, Ms. Null resigned her position as land manager of the Company. Ms. Null’s resignation had the effect of terminating her employment agreement and stock option agreement and rendering her stock options void and of no effect.

On December 4, 2008, the Company appointed Michael O. Aldridge to serve on the Company’s board of directors. The Company expects to name Mr. Aldridge to the Board’s audit committee at such time as the audit committee has been established by the Company.

On January 5, 2009, the Company awarded to William David Gibbs a bonus payment of $60,000, less any applicable statutory deductions, in order to recognize Mr. Gibbs’ contribution to the Company as its president and the progress made by the Company in 2008.

Item 6. Exhibits

(10)	Material Contracts

10.1	Employment Agreement by and between the Company and Christopher H. Taylor, effective as of
September 22, 2008 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on September 9, 2008)

10.2	Stock Option and Subscription Agreement by and between the Company and Christopher H. Taylor, effective as of September 22, 2008 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on September 9, 2008)

10.3	Employment Agreement by and between the Company and Deborah Null, effective as of October 27, 2008
(incorporated by reference from our Current Report on Form 8-K filed with the SEC on October 30, 2008)

10.4	Stock Option and Subscription Agreement by and between the Company and Deborah Null, effective as of
October 27, 2008 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on
October 30, 2008)

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

(32)	Section 1350 Certifications

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN STAR ENERGY INC.

By: /s/ William David Gibbs

William David Gibbs

Chief Executive Officer

(On behalf of the Company and as Principal Executive Officer)

Date:  January 14, 2009

By: /s/ Christopher H. Taylor

Christopher H. Taylor

Chief Financial Officer

(Principal Financial and Accounting Officer)

Date:  January 14, 2009