Form 10-Q/A
period 2007-11-30
SOUTHERN STAR ENERGY INC.
filed 2009-02-17
CIK 1341315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

(Amendment No. 1)

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________to __________

Commission file number: 000-52106

SOUTHERN STAR ENERGY INC.

(Exact name of small business issuer as specified in its charter)

Nevada	20-2514234
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

110 Cypress Station Drive, Suite 152, Houston, Texas 77090

(Address of principal executive offices)

832.375.0330

(Issuer’s telephone number)

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
Yes ☐     No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 36,348,278 common shares issued and outstanding as of January 14, 2008

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

INTRODUCTORY NOTE

On January 14, 2009, the board of directors (the “Board”) of Southern Star Energy Inc. (the “Company”) and the Company’s management, including the Company’s recently appointed chief financial officer (the “CFO”), determined that the Company’s consolidated financial statements for the three and six months ended November 30, 2007 (the “Relevant Statements”), as filed with the Company’s Form 10-QSB for the quarter ended November 30, 2007 (the “Relevant Report”), incorrectly recognized a portion of the Company’s stock-based compensation expense. The Company recorded as an expense the grant-date fair value of certain stock option awards at the time of grant instead of over the requisite service period as required by Statement of Financial Accounting Standard No. 123R, Share-Based Payment (“SFAS 123R”). Although this accounting error was corrected by adjusting entries in the Company’s consolidated financial statements for the three and nine months ended February 29, 2008, the Board and the Company’s management, in consultation with Weaver & Tidwell, L.L.P. (the Company’s recently-appointed principal registered independent public accounting firm) (the “Auditor”), have determined that the Relevant Statements can no longer be relied upon. Accordingly, the Company is restating the Relevant Statements in this Amendment No. 1 (also, the “Amendment” or “Form 10-QSB/A”).

The Company’s management and previous auditor first discovered the accounting error in March 2008 during their review of the consolidated financial statements for the three and nine months ended February 29, 2008. Accordingly, the Company adjusted the stock-based compensation expense for the three and nine months ended February 29, 2008 to recognize the grant-date fair value of certain stock option awards over the requisite service period in accordance with SFAS 123R. In January 2009, in preparing the Company’s consolidated financial statements for the quarter ended November 30, 2008, and reviewing previously filed financial statements, the Company’s new CFO noted that the Relevant Statements had not been restated to reflect the adjustments to stock-based compensation expense recorded for the three and nine months ended February 29, 2008. Accordingly, on January 14, 2009, the Company’s chief executive officer (“CEO”), the CFO and the Board, in consultation with the Auditor, determined that the Relevant Statements could no longer be relied upon and must be restated in compliance with SFAS 123R.

The Company’s non-compliance with SFAS 123R in the Relevant Statements resulted in an overstatement of stock-based compensation expense of $993,275 for the quarter ended November 30, 2007. This had the following consequences in the Relevant Statements:

•

an overstatement of $993,275 to the Company’s (a) general and administrative expenses, total operating expenses, net loss from operations, net loss before discontinued operations and net loss for the three and six months ended November 30, 2007 and for the period from February 7, 2005 (inception) to November 30, 2007; (b) stock-based compensation for the six months ended November 30, 2007 and for the period from February 7, 2005 (inception) to November 30, 2007; and (c) additional paid-in capital and deficit accumulated during the exploration stage as at November 30, 2007; and

•	an overstatement by $0.03 to the Company’s basic net loss per share and diluted net loss per share for the three and six months ended November 30, 2007.

The Company’s restatement of the Relevant Statements in this Amendment adjusts the overstatements by $993,275 or $0.03 (as applicable) and restates the erroneous entries in compliance with SFAS 123R.

The Company is filing this Form 10-QSB/A to amend Items 1 and 2 of Part I of the Relevant Report to properly recognize the Company’s stock-based compensation expense in accordance with SFAS 123R. A detailed description of the restatement is presented in Note 2 –Restatement, which shows the effect the accounting error had on general and administrative expenses, total operating expenses, net loss from operations, net less before discontinued operations, net loss, stock-based compensation, additional paid-in capital, basic net loss per share and diluted net loss per share for the periods ended November 30, 2007. The effect of the restatement is also reflected within the consolidated financial statements and Note 8 – Stock Options. The Company anticipates that the costs to the Company stemming from this error will be immaterial. No adjustments are necessary for financial statements for periods subsequent to November 30, 2007, and neither the restatement nor the error caused a breach of covenants or default on obligations by the Company.

In addition, this Form 10-QSB/A reflects the revision of Management’s Discussion and Analysis or Plan of Operation in Item 2 of Part I; the revision of Controls and Procedures in Item 3 of Part I; and new certifications filed as exhibits in Item 6 of Part II. Aside from the foregoing, this Form 10-QSB/A has not been updated for events or information subsequent to the date of filing of the Relevant Report. Accordingly, this Form 10-QSB/A should be read in conjunction with the Company’s other filings made with the Securities and Exchange Commission (“SEC”).

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements, as restated.

It is the opinion of management that the interim consolidated financial statements for the quarter ended November 30, 2007 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

Southern Star Energy Inc.

(formerly Surge Enterprises, Inc.)

(An Exploration Stage Company)

(Unaudited)

November 30, 2007

Index

Consolidated Balance Sheets, as restated	F–1
Interim Consolidated Statements of Operations, as restated	F–2
Interim Consolidated Statements of Cash Flows, as restated	F–3
Notes to the Consolidated Financial Statements, as restated	F–4

Southern Star Energy Inc.

(formerly Surge Enterprises, Inc.)

(An Exploration Stage Company)

Consolidated Balance Sheets

	November 30,	May 31,
	2007	2007
	$	$
	(Unaudited)
	(Restated, see
	Note 2)
ASSETS
Current Assets
Cash	499,174	737,588
Accounts Receivable (Note 3)	3,542	23,900
Deferred Costs (Note 9(c))	25,000	–
Prepaids	92,336	239,418
Total Current Assets	620,052	1,000,906
Surety Bond (Note 3)	10,000	10,000
Oil and Gas Property (Note 3)	4,686,148	2,796,962
Total Assets	5,316,200	3,807,868

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable and Accrued Liabilities	323,960	646,803
Advances (Note 3)	233,299	82,540
Due to Related Parties (Note 6)	37,334	282
Total Current Liabilities	594,593	729,625
Asset Retirement Obligations (Note 4)	36,412	–
Convertible Debentures, less unamortized discount of $Nil (Note 5)	–	838,538
Total Liabilities	631,005	1,568,163
Contingency and Commitments (Notes 1 and 9)
Stockholders’ Equity
Common Stock
Authorized: 843,750,000 shares, par value $0.001
Issued: 30,806,250 shares (May 31, 2007 – 30,806,250 shares)	30,806	30,806
Additional Paid-In Capital	3,349,402	2,265,819
Common Stock Subscribed	2,882,416	–
Convertible Units (Note 7)	2,430,000	1,850,000
Deficit Accumulated During the Development Stage	(21,286)	(21,286)
Deficit Accumulated During the Exploration Stage	(3,986,143)	(1,885,634)
Total Stockholders’ Equity	4,685,195	2,239,705
Total Liabilities and Stockholders’ Equity	5,316,200	3,807,868

Subsequent Events (Note 10)

The accompanying notes are an integral part of these consolidated financial statements.

Southern Star Energy Inc.

(An Exploration Stage Company)

(formerly Surge Enterprises, Inc.)

(Unaudited)

Interim Consolidated Statements of Operations

	Accumulated
	From February 7,	Three	Three	Six	Six
	2005 (Date of	Months	Months	Months	Months
	Inception) to	Ended	Ended	Ended	Ended
	November 30,	November 30,	November 30,	November 30,	November 30,
	2007	2007	2006	2007	2006
	$	$	$	$	$
	(Restated, see Note 2)	(Restated, see Note 2)		(Restated, see Note 2)

Revenue	23,277	23,277	–	23,277	–

Operating Expenses

Depletion, depreciation and accretion	66,354	66,354	–	66,354	–
General and administrative (Note 8)	782,102	346,303	31,065	458,453	31,065
Travel	63,548	4,676	23,398	24,101	23,398

Total Operating Expenses	912,004	417,333	54,463	548,908	54,463

Net Loss from Operations	(888,727)	(394,056)	(54,463)	(525,631)	(54,463)

Accretion of discount on convertible debentures
(Note 5)	(1,160,000)	(1,027,868)	–	(1,081,462)	–
Financing costs (Note 7)	(1,775,000)	–	–	(406,000)	–
Interest on convertible debentures (Note 5)	(162,416)	(52,416)	(5,000)	(87,416)	(5,000)

Net Loss Before Discontinued Operations	(3,986,143)	(1,474,340)	(59,463)	(2,100,509)	(59,463)

Discontinued operations	(21,286)	–	48,024	–	35,920

Net Loss	(4,007,429)	(1,474,340)	(11,439)	(2,100,509)	(23,543)

Net Loss Per Share

Continuing Operations – Basic and Diluted		(0.05)	–	(0.07)	–
Discontinued Operations – Basic and Diluted		–	–	–	–

		(0.05)	–	(0.07)	–

Weighted Average Number of Shares Outstanding
– Basic and Diluted		30,806,250	56,662,500	30,806,250	56,662,500

The accompanying notes are an integral part of these consolidated financial statements.

Southern Star Energy Inc.

(An Exploration Stage Company)

(formerly Surge Enterprises, Inc.)

Interim Consolidated Statements of Cash Flows

(Unaudited)

	Accumulated
	From February 7,
	2005 (Date of	Six Months	Six Months
	Inception) to	Ended	Ended
	November 30,	November 30,	November 30,
	2007	2007	2006
	(Restated, see Note 2)	(Restated, see Note 2)
	$	$	$
Operating Activities

Net loss	(4,007,429)	(2,100,509)	(23,543)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of convertible debt discount	1,160,000	1,081,462	–
Asset retirement obligations	732	732	–
Common stock subscribed (Note 9(b))	20,000	20,000
Depreciation	885	–	–
Intrinsic value of convertible units	1,775,000	406,000	–
Interest accrued on convertible debt	–	(75,000)	5,000
Stock-based compensation	157,583	157,583	–

Changes in operating assets and liabilities
Accounts receivable	6,598	20,358	(6,564)
Prepaids	297,312	301,860	(671,176)
Accounts payable and accrued liabilities	(188,894)	(373,275)	97,696
Deferred revenue	18,708	–	(3,209)
Due to related parties	10,724	37,052	–

Net Cash Used in Continuing Operations	(748,781)	(523,737)	(601,796)
Discontinued operations	(38,215)	–	(38,215)

Net Cash Used in Operating Activities	(786,996)	(523,737)	(640,011)

Investing Activities
Acquisition of equipment	(7,216)	–	–
Surety bond	(10,000)	–	–
Oil and gas property	(4,325,100)	(1,720,436)	(560,043)
Advances from joint interest owners	233,299	150,759	531,600

Net Cash Used in Investing Activities	(4,109,017)	(1,569,677)	(28,443)

Financing Activities
Deferred costs	(25,000)	(25,000)	–
Proceeds from issuance of common stock	287,625	–	–
Proceeds from convertible units	2,430,000	580,000	800,000
Advances to related party	6,400	–	6,400
Proceeds from issuance of convertible debentures	2,700,000	1,300,000	600,000

Net Cash Provided by Financing Activities	5,399,025	1,855,000	1,406,400

Effect of exchange rate on cash	(3,838)	–	–

Change in Cash	499,174	(238,414)	737,946

Cash – Beginning	–	737,588	25,507

Cash – Ending	499,174	499,174	763,453

Supplemental Disclosures:

Asset retirement obligations recorded in oil and gas property	35,680	35,680	–
Oil and gas property expenditures recorded in accounts payable and
accrued liabilities	304,245	287,848	332,045
Oil and gas property expenditures recorded in prepaids	(87,687)	(154,278)	668,596

Interest paid	–	–	–
Income taxes paid	–	–	–

The accompanying notes are an integral part of these consolidated financial statements.

Southern Star Energy Inc.

(An Exploration Stage Company)

(formerly Surge Enterprises, Inc.)

Notes to Interim Consolidated Financial Statements

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

Unaudited Interim Financial Statements, as restated

The unaudited interim consolidated financial statements, as restated, have been prepared by the Company in accordance with generally accepted accounting principles in the United States for interim financial information and conforms with instructions to Form 10-QSB of Regulation S-B and reflects all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending May 31, 2008. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted. These unaudited interim consolidated financial statements and notes, as restated, included herein should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended May 31, 2007, included in the Company’s Annual Report on Form 10-KSB. The accounting principles applied in the preparation of these interim consolidated financial statements, as restated, are consistent with those applied for the year ended May 31, 2007.

2.	Restatement

In connection with the close for the quarter ended February 29, 2008, the Company determined that it had recognized a portion of its stock-based compensation expense in error, resulting in an overstatement of stock-based compensation expense of $993,275. The Company’s previously issued financial statements for the three and six months ended November 30, 2007 have been restated to reflect the changes in stock-based compensation expense.

Southern Star Energy Inc.

(An Exploration Stage Company)

(formerly Surge Enterprises, Inc.)

Notes to Interim Consolidated Financial Statements

(Unaudited)

The following tables summarize the effect of the restatement adjustments on the financial statements as of and for the three and six months ended November 30, 2007.

Interim Consolidated Statements of Operations	Three months ended November 30, 2007

	Previously Reported $	Restated $

General and administrative expenses	1,339,578	346,303
Total Operating Expenses	1,410,608	417,333
Net Loss from Operations	(1,387,331)	(394,056)
Net Loss	(2,467,615)	(1,474,340)
Basic net loss per share	(0.08)	(0.05)
Diluted net loss per share	(0.08)	(0.05)

Interim Consolidated Statements of Operations	Six months ended November 30, 2007

	Previously Reported $	Restated $

General and administrative expenses	1,451,728	458,453
Total Operating Expenses	1,542,183	548,908
Net Loss from Operations	(1,518,906)	(525,631)
Net Loss	(3,093,784)	(2,100,509)
Basic net loss per share	(0.10)	(0.07)
Diluted net loss per share	(0.10)	(0.07)

Interim Consolidated Statements of Cash Flow	Six months ended November 30, 2007

	Previously Reported $	Restated $

Operating activities
Net loss	(3,093,784)	(2,100,509)
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Stock-based compensation	1,150,858	157,583

Interim Consolidated Balance Sheet	As of November 30, 2007

	Previously Reported $	Restated $

Additional paid-in capital	4,342,677	3,349,402
Deficit accumulated during the exploration stage	(4,979,418)	(3,986,143)

3.	Oil and Gas Property

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

Southern Star Energy Inc.

(An Exploration Stage Company)

(formerly Surge Enterprises, Inc.)

Notes to Interim Consolidated Financial Statements

(Unaudited)

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

On February 12, 2007, the Company entered into the subscription agreement described in Note 7(b). Pursuant to the agreement, the subscriber is to receive 1% of the net proceeds from production attributable to the Company’s interest in certain wells located on the D Duck Prospect.

On July 11, 2007, the Company entered into the subscription agreement described in Note 7(a). Pursuant to the agreement, the subscriber is to receive 1.98% of the net proceeds from production attributable to the Company’s interest in certain wells located on the D Duck Prospect.

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

All of the Company’s proven and unproven oil and gas properties are located in the United States. The following table summarizes information regarding the Company’s oil and gas acquisition, exploration and development activities:

	November 30, 2007 $	May 31, 2007 $

Proved Properties
Acquisition costs	508,990	—
Exploration costs	4,239,462	—
Less:
Accumulated depletion	(65,622)	—

	4,682,830	—

Unproven Properties
Acquisition costs	—	469,163
Exploration costs	3,318	2,327,799

	3,318	2,796,962

Net Carrying Value	4,686,148	2,796,962

Southern Star Energy Inc.

(An Exploration Stage Company)

(formerly Surge Enterprises, Inc.)

Notes to Interim Consolidated Financial Statements

(Unaudited)

4.	Asset Retirement Obligations

The Corporation’s asset retirement obligations (“AROs”) in regards to the D Duck Prospect (Note 3) relates to site restoration.

A reconciliation between the opening and closing AROs balance is provided below:

	November 30, 2007 $	May 31, 2007 $

Beginning asset retirement obligations	—	—
Liabilities incurred	35,680	—
Accretion	732	—

Total asset retirement obligations	36,412	—

In accordance with Statement of Financial Accounting Standards No. 143 “Accounting for Asset Retirement Obligations,” the Company measured the AROs at a fair value of $35,680 and capitalized this to the oil and gas property. The AROs will accrete to $63,457 until the time at which it is expected to be settled, being 7 years. The corresponding accretion at November 30, 2007, being $732 (May 31, 2007 - $Nil), has been included in depletion, depreciation and amortization. Actual retirement costs will be recorded against the AROs when incurred. Any difference between the recorded AROs and the actual retirement costs incurred will be recorded as a gain or loss in the period of settlement.

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

Southern Star Energy Inc.

(An Exploration Stage Company)

(formerly Surge Enterprises, Inc.)

Notes to Interim Consolidated Financial Statements

(Unaudited)

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

6.	Related Party Transactions
a)

The Company granted, to a company wholly owned by a director of the Company, 750,000 stock options to purchase shares of the Company’s common stock at $1.09 per share for a period of 4 years pursuant to a consulting agreement (Note 9(d)).

b)

The Company granted, to the President of the Company, 1,500,000 stock options to purchase shares of the Company’s common stock at $1.20 per share for a period of 5 years pursuant to a consulting agreement (Note 9(f)).

c)

At November 30, 2007, the Company owes $28,231 (May 31, 2007 - $Nil) to the President for $21,300 of consulting expenses and $6,931 of expenses incurred on behalf of the Company. At November 30, 2007, the Company owed $9,103 (May 31, 2007 - $282) to the CEO for expenses incurred on behalf of the Company. These amounts are unsecured, non-interest bearing and are due on demand.

7.	Financing Costs
a)

On July 11, 2007, the Company entered into a subscription agreement for the issuance of 11.6 units at $50,000 per unit for proceeds of $580,000. Each unit entitles the subscriber to receive 1.98% of the net proceeds from production attributable to the Company’s interest in certain wells located on the D Duck Prospect (Note 3). Each unit is convertible into shares of the Company’s common stock at a rate of 1 share for every $0.50 of investment. During the six month period ended November 30, 2007, pursuant to EITF 98-5 and EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments,” the Company recorded the $406,000 intrinsic value of the beneficial conversion feature upon issuance.

b)

On February 12, 2007, the Company entered into a subscription agreement for the issuance of 37 units at $50,000 per unit for proceeds of $1,850,000. Each unit entitles the subscriber to receive 1% of the net proceeds from production attributable to the Company’s interest in certain wells located on the D Duck Prospect (Note 3). Each unit is convertible into shares of the Company’s common stock at a rate of 1.5 shares for every $0.50 of investment. During the year ended May 31, 2007, pursuant to EITF 98-5 and EITF 00-27, the Company recorded the $1,369,000 intrinsic value of the beneficial conversion feature upon issuance.

Southern Star Energy Inc.

(An Exploration Stage Company)

(formerly Surge Enterprises, Inc.)

Notes to Interim Consolidated Financial Statements

(Unaudited)

8.	Stock Options

On October 31, 2007, the Company approved the 2007 Stock Option Plan to issue up to 3,000,000 shares to eligible employee, officers, directors and consultants. Pursuant to the Plans, the Company has granted stock options to certain directors and consultants.

The weighted average grant date fair value of stock options granted during the six month periods ended November 30, 2007 and 2006 was $0.86 and $Nil per share, respectively. No stock options were exercised during the six month periods ended November 30, 2007 and 2006. During the six month periods ended November 30, 2007 and 2006, the Company recorded stock-based compensation of $157,583 and $Nil, respectively, as general and administrative expense.

A summary of the Company’s stock option activity is as follows:

			Weighted Average
	Number of	Weighted Average	Remaining	Aggregate
	Options	Exercise Price	Contractual Term	Intrinsic Value
		$		$
Outstanding, May 31, 2007	–	–
Granted	2,750,000	1.15
Outstanding, November 30, 2007	2,750,000	1.15	4.17	330,000
Exercisable, November 30, 2007	250,000	1.09	4.44	45,000

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Six Month
Period Ended
November 30,
2007

Expected dividend yield	0%
Expected volatility	110%
Expected life (in years)	4.18
Risk-free interest rate	3.51%

As at November 30, 2007, there was $3,137,408 (May 31, 2007 - $Nil) of total unrecognized compensation costs related to nonvested share-based compensation arrangements granted under the Plan which are expected to be recognized over a weighted-average period of 2.35 years. The total fair value of shares vested during the periods ended November 30, 2007 and 2006 was $157,583 and $Nil, respectively.

A summary of the status of the Company’s nonvested shares as of November 30, 2007, and changes during the six month period ended November 30 2007, is presented below:

		Weighted-Average
		Grant-Date
	Number of	Fair Value
	Shares	$

Nonvested at May 31, 2007	–	–

Granted	2,750,000	0.86
Vested	(250,000)	0.63

Nonvested at November 30, 2007	2,500,000	0.88

Southern Star Energy Inc.

(An Exploration Stage Company)

(formerly Surge Enterprises, Inc.)

Notes to Interim Consolidated Financial Statements

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

b)

On May 3, 2007, the Company entered into a marketing agreement with RedChip Companies Inc. (“RedChip”) for an initial term of 12 months in consideration of $7,500 per month, and commencing August 1, 2007, an equivalent value of $5,000 per month payable in shares of the Company’s common stock, the value of which will be determined based upon the closing price of the shares as reported by StockWatch Inc. on the first business day of each quarterly period. The shares will be issued by the Company to RedChip on a quarterly basis no later than ten days after the first day of each subsequent quarter. A late fee of 5% of the monthly fee will be billed if the payment is received more than 15 days after the due date. At November 30, 2007, $20,000 was included in common stock subscribed for shares that were issued subsequent to November 30, 2007. Refer to Note 10.

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

Southern Star Energy Inc.

(An Exploration Stage Company)

(formerly Surge Enterprises, Inc.)

Notes to Interim Consolidated Financial Statements

(Unaudited)

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

10.	Subsequent Events
a)	On January 1, 2008, the Company entered into a consulting agreement with the CEO of the Company to provide consulting services in exchange for $10,000 per month
b)	On December 11, 2007, the Company issued 18,750 shares pursuant to the consulting agreement described in Note 9(b).
c)

Subsequent to November 30, 2007, the Company issued 5,523,277 shares of common stock upon the conversion of convertible debentures. In addition, the Company is obligated to issue an additional 1,724,666 shares to complete the conversion of one of the convertible debentures. Refer to Note 5.

Item 2.	Management’s Discussion and Analysis or Plan of Operation, as restated.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in Section 27A of the United States Securities Act of 1933 and Section 21E of the United States Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

As used in this quarterly report, and unless otherwise indicated, the terms “Southern Star”, “we”, “us” and “our” refer to Southern Star Energy Inc. and our wholly-owned subsidiary, Southern Star Operating Inc.

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

Plan of Operations

Overview

Discussion of our financial condition and results of operations should be read in conjunction with our consolidated unaudited financial statements, as restated, and the notes thereto included elsewhere in this quarterly report prepared in accordance with accounting principles generally accepted in the United States. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements.

Plan of Operation

We are an exploration stage oil and gas company.

We estimate our general operating expenses for the next twelve month period to be as follows:

Estimated Operating Expenses For the Next Twelve Month Period
Operating Expenses
Exploration Costs	$5,300,000
General and Administrative Expenses	$1,613,000
Total	$6,913,000

We do not currently have sufficient capital to fund our planned expenditures for the fiscal year and intend to fund the expenditures through operating revenue and debt and/or equity financing. There can be no assurance that such financing will be available on acceptable terms, if at all.

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

General and Administrative Expenses

We expect to incur $1,613,000 in general and administrative expenses during the next twelve-month period. General and administrative expenses include ongoing legal, accounting and audit expenses to comply with our reporting responsibilities as a public company under the Exchange Act, insurance, rent, software, office supplies and equipment. Further, general and administrative costs include compensation arrangements with our employees and consultants, which are described in more detail below.

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

Results of Operations

The Company has been in the exploration stage since completion of its restructuring in November 2006 and has not yet realized any significant revenues from its planned operations. The Company is unlikely to generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the exploration stage are dependent upon its successful efforts to raise additional equity financing to continue operations and generate sustainable significant revenue. There is no guarantee that the Company will be able to raise adequate equity or debt financings or generate profitable operations.

Three months ended November 30, 2007 compared to three months ended November 30, 2006

Revenues. We reported revenues from the production of oil and natural gas of $23,277 for the three months ended November 30, 2007 compared to no revenue for the three months ended November 30, 2006. The increase in revenues is attributable to the Company placing its first two wells into production during this period.

Depletion, depreciation and amortization. Depletion, depreciation and amortization was $66,354 for the three months ended November 30, 2007. There was no depletion, depreciation and amortization for the three months ended November 30, 2006.

General and administrative. For the three months ended November 30, 2007, we recorded general and administrative expenses of $346,303 compared to $31,065 for the three months ended November 30, 2006. The increase was primarily attributable to the adoption of the 2007 Stock Option Plan and the issuance of options exercisable to acquire common shares thereunder; increased business activity related to development of our properties; increased employee and consultant expenses; and exploring business development opportunities. We anticipate that our general and administrative expenses may increase as we anticipate that our business activities may increase in future periods.

Accretion of discount on debt. In the quarter ended November 30, 2007, we recorded accretion of discount on convertible debentures of $1,027,868. No accretion of discount on convertible debentures was recorded in the three months ended November 30, 2006 as such amount was not yet recognizable and most debentures had not yet been issued.

Financing costs. There were no financing costs for the periods ended November 30, 2007 and 2006. We anticipate we may raise additional capital during the last half of the fiscal year ending May 31, 2008, which will result in an increase in financing costs. There can be no assurance that additional financing will be available on acceptable terms, if at all.

Interest expense. For the three months ended November 30, 2007, we recognized $52,416 in interest expense related to convertible debentures outstanding. For the three months ended November 30, 2006, we recorded interest expense of $5,000 related to convertible debentures outstanding. The increase is due to the increased number of convertible debentures issued subsequent to November 30, 2006. Interest expense may increase during the last half of the fiscal year ending May 31, 2008, if we obtain additional debt financing. There can be no assurance that additional debt financing will be available on acceptable terms, if at all.

Six months ended November 30, 2007 compared to six months ended November 30, 2006

Revenues. We reported revenues from the production of oil and natural gas of $23,277 for the six months ended November 30, 2007 compared to no revenues for the six months ended November 30, 2006. The increase in revenues is attributable to the Company placing its first two wells into production during this period.

Depletion, depreciation and amortization. Depletion, depreciation and amortization for the six-month period ended November 30, 2007 was $66,354. There was no depletion, depreciation and amortization recorded during the six months ended November 30, 2006.

General and administrative. For the six months ended November 30, 2007, we recorded general and administrative expenses of $458,453 compared to $31,065 for the six months ended November 30, 2006. The increase was primarily attributable to the adoption of the 2007 Stock Option Plan and the issuance of options exercisable to acquire common shares thereunder; increased business activity related to development of our properties; increased employee and consultant expenses; and exploring business development opportunities. We anticipate that our general and administrative expenses may increase as we anticipate that our business activities may increase in future periods.

Accretion of discount on debt. In the six months ended November 30, 2007, we recorded accretion of discount on convertible debentures of $1,081,462. During the six months ended November 30, 2006, we recorded no accretion of discount on convertible debentures as such amount was not yet recognizable and most debentures had not yet been issued.

Financing costs. We recorded financing costs for the six months ended November 30, 2007 in the amount of $406,000. There were no financing costs for the same period in 2006. This is due to the issuance of units convertible into shares of common stock through a subscription agreement in July 2007. We anticipate we may raise additional capital during the last half of the fiscal year ending May 31, 2008, which will result in an increase in financing costs. There can be no assurance that additional financing will be available on acceptable terms, if at all.

Interest expense. For the six months ended November 30, 2007, we recognized $87,416 in interest expense related to convertible debentures outstanding. For the six months ended November 30, 2006, we recorded interest expense of $5,000 related to convertible debentures outstanding. The increase is due to the increased number of convertible debentures issued subsequent to November 30, 2006. Interest expense may increase during the last half of the fiscal year ending May 31, 2008, if we obtain additional debt financing. There can be no assurance that additional debt financing will be available on acceptable terms, if at all.

Liquidity and Capital Resources

As of November 30, 2007, we had cash of approximately $500,000, current assets of approximately $620,000 and approximately $595,000 in current liabilities. The current liabilities consisted of accounts payable and accrued liabilities, advances and amounts due to related parties. We had working capital of approximately $25,000 as of November 30, 2007.

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

We incurred a net loss of $1,474,340 for the three months ended November 30, 2007, as compared to $11,439 for the three months ended November 30, 2006. We incurred a net loss of $2,100,509 for the six months ended November 30, 2007, as compared to $23,543 for the six months ended November 30, 2006. We anticipate losses will continue in the quarters ended February 29 and May 31, 2008. As indicated above, we anticipate that our estimated operating expenses for the next twelve months will be $6,913,000. As we anticipate that our estimated operating expenses for the next twelve months will be $6,913,000, we do not have sufficient working capital to enable us to complete our drilling program of exploration wells or to finance our normal operations for the next twelve month period. As a result, we will be required to raise additional funds through the issuance of equity securities or through debt financing in order to carry out our plan of operations for the next twelve month period. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates.

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

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred a net loss of $1,474,340 for the three month period ended November 30, 2007, and a net loss of $4,007,429 from inception to November 30, 2007. As of November 30, 2007, we had working capital of approximately $25,000. We do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

•	the costs to acquire further acreage are more than we currently anticipate;
•	drilling and completion costs for wells increase beyond our expectations; or
•	we encounter greater costs associated with our projected operating expenses.

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

Since inception through November 30, 2007, we have incurred aggregate losses of $4,007,429. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the general economic cycle, the market price of oil and gas and exploration and development costs. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations. Until such time as we generate revenues, we expect an increase in development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flow until our properties enter commercial production.

We have a limited operating history and if we are not successful in continuing to grow our business, then we may have to scale back or even cease our ongoing business operations.

We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Our company has a limited operating history and must be considered in the development stage. The success of our company is significantly dependent on a successful acquisition, drilling, completion and production program. Our company’s operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable reserves or operate on a profitable basis. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

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

The acquisition of oil and gas interests involves certain risks. Title to property claims and the borders of such claims may be disputed. The leases may be subject to prior unregistered agreements or transfers and title may be affected by undetected defects. If it is determined that any of our company’s leases are based upon a claim with an invalid title, a disputed border, or subject to a prior right, the balance sheet of our company will be adversely affected and we may not be able to recover damages without incurring expensive litigation costs.

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

Eric Boehnke presently spends approximately 50% of his business time on business management services of our company. Due to the time commitments of Mr. Boehnke’s other business interests, Mr. Boehnke may not be able to provide sufficient time to the management of our business in the future and our business may be periodically interrupted or delayed as a result of Mr. Boehnke’s other business interests. To mitigate any such interruption, we have added additional management and intend to continue to retain the necessary consultants in future operations.

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

Our stock is a penny stock. Trading of our stock may be restricted by the Securities and Exchange Commission’s penny stock regulations which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Item 3.	Controls and Procedures, as restated.

Disclosure Controls and Procedures

At the end of the period covered by this report, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a - 15(e) and Rule 15d - 15(e) under the Exchange Act). Based on that evaluation the CEO and the CFO concluded that the Company’s disclosure controls and procedures were adequately designed and effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

However, subsequent to the end of the period covered by this report, a further evaluation was carried out under the supervision of and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operations of the Company’s disclosure controls and procedures for the period covered by this report. Based on this subsequent evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were in fact not adequately designed and effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act was accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

In management’s subsequent evaluation of the effectiveness of the Company’s disclosure controls and procedures for the period covered by this report, management determined that a material weakness existed in the Company’s internal control over financial reporting for such period, which resulted in management determining that an accounting error was made, but not subsequently restated, in the Company’s consolidated financial statements for the period ended November 30, 2007 (the “Relevant Statements”). This accounting error, which is more fully described in Note 2 to the financial statements included in this Form 10-QSB/A, was an error recognizing a portion of the Company’s stock-based compensation expense in the Relevant Statements, as filed with the Company’s Form 10-QSB for the quarter ended November 30, 2007 (the “Relevant Report”). The Company recorded as an expense the grant-date fair value of certain stock option awards at the time of grant instead of over the requisite service period as required by Statement of Financial Accounting Standard No. 123R, Share-Based Payment (“SFAS 123R”).

The Company’s management and previous auditor first discovered the accounting error in March 2008 during their review of the Company’s consolidated financial statements for the three and nine months ended February 29, 2008. Accordingly, the Company adjusted the stock-based compensation expense for the three and nine months ended February 29, 2008 to recognize the grant-date fair value of certain stock option awards over the requisite service period in accordance with SFAS 123R. In January 2009, in preparing the Company’s consolidated financial statements for the quarter ended November 30, 2008, and reviewing previously filed financial statements, the Company’s new CFO noted that the Relevant Statements had not been restated to reflect the adjustments to stock-based compensation expense recorded for the three and nine months ended February 29, 2008. Accordingly, on January 14, 2009, our CEO, CFO and Board, in consultation with Weaver and Tidwell, L.L.P. (the Company’s recently appointed principal registered independent public accounting firm) (the “Auditor”), determined that the Relevant Statements could no longer be relied upon and must be restated in compliance with SFAS 123R.

For the reasons stated above, the CEO and CFO, based on their further analysis of the Company’s disclosure controls and procedures for the period covered by this report, have determined that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not adequate. The Company’s management, including the CEO and CFO, have taken the following actions to address the deficiencies in the Company’s disclosure controls and procedures and internal control over financial reporting:

•

beginning with the period ended February 29, 2008, the Company now states stock-based compensation in accordance with the requirements of SFAS 123R. Specifically, the Company records as an expense the grant-date fair value of stock option awards over the requisite service period  instead of at the time of grant;

•	the Company is restating the Relevant Statements in this Form 10-QSB/A so that the Relevant Statements will be in compliance with the requirements of SFAS 123R;
•

in January 2009, management adopted additional accounting review systems designed to improve the Company’s system of internal control over financial reporting. These systems included adopting an improved system for monitoring, classifying and recording accounting entries, a review of historic financial statements, ledgers and accounting entries and allocation of additional resources to financial reporting; and

•

also in January 2009, the Company’s management instituted a policy that if management discovers an accounting error made in a previous period, management, in conjunction with the Board and Auditors, will take the following steps as soon as practicable after the discovery: (a) determine whether the previous financial statements can be relied upon; and (b) if such financial statements cannot be relied upon, issue a disclosure to that effect on Form 8-K and restate the financial statements in an amended quarterly or annual report, as applicable.

Management believes that the effective implementation of the above procedures has corrected the material weakness cited above in its disclosure controls and procedures and internal controls over financial reporting. However, the Company will continue to review and monitor its disclosure controls and procedures and internal controls over financial reporting and will adopt further changes, if and when management determines that such changes are necessary, to ensure accuracy in the Company’s future filings.

To date, management estimates that these changes in disclosure controls and procedures and internal control over financial reporting will have no material cost to the Company.

Changes in Internal Control Over Financial Reporting

Other than as set forth in this Form 10-QSB/A, there were no changes in the Company’s internal control over financial reporting that occurred during the quarterly period coved by this Form 10-QSB/A that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

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

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

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

Item 6.	Exhibits, as restated.
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference from our SB-2 filed on October 13, 2005)
3.2	Bylaws (incorporated by reference from our SB-2 filed on October 13, 2005)
3.3	Certificate of Correction (incorporated by reference from our SB-2 filed on October 13, 2005)
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

10.9	Private Placement Subscription dated September 18, 2007 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on October 15, 2007)

10.10	Convertible Debenture dated September 18, 2007 (incorporated by reference from our Current Report on Form 8-K filed on November 21, 2007)
10.11	Letter Agreement dated November 7, 2007 with VirtualCFO, Inc. doing business as VCFO (incorporated by reference from our Current Report on Form 8-K filed on November 7, 2007)
10.12	Consulting Agreement dated November 22, 2007 with Larry Keller (incorporated by reference from our Current Report on Form 8-K filed on December 6, 2007)
10.13	Stock Option and Subscription Agreement dated November 22, 2007 with Larry Keller (incorporated by reference from our Current Report on Form 8-K filed on December 6, 2007)
10.14	Consulting Agreement dated November 22, 2007 with Sierra Pine International, Inc. (incorporated by reference from our Current Report on Form 8-K filed on December 10, 2007)
10.15	Stock Option and Subscription Agreement dated November 22, 2007 with Sierra Pine International, Inc. (incorporated by reference from our Current Report on Form 8-K filed on December 10, 2007)
10.16	Agreement dated November 9, 2007 with William David Gibbs (incorporated by reference from our Current Report on Form 8-K filed on December 3, 2007)
10.17	Stock Option and Subscription Agreement dated November 27, 2007 with William David Gibbs (incorporated by reference from our Current Report on Form 8-K filed on December 3, 2007)
10.18	Consulting Agreement dated January 1, 2008 with Big Sky Management Ltd. (incorporated by reference from our Current Report on Form 8-K filed on January 7, 2008)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
(32)	Section 1350 Certifications
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN STAR ENERGY INC.

By: William David Gibbs

William David Gibbs

Chief Executive Officer

(On behalf of the Company and as Principal Executive Officer)

Date:   February 17, 2009

By: /s/ Christopher H. Taylor

Christopher H. Taylor

Chief Financial Officer

(Principal Financial and Accounting Officer)

Date:   February 17, 2009