Form 10-K/A
period 2008-05-31
SOUTHERN STAR ENERGY INC.
filed 2009-04-03
CIK 1341315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A
(Amendment No. 1)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No  ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. ☐

 Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No  ☒

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

INTRODUCTORY NOTE TO FORM 10-KSB/A

This amendment number one on Form 10-KSB/A (this “Amendment”) amends the Company’s Annual Report on Form 10-KSB for the year ended May 31, 2008, as filed with the Securities and Exchange Commission (the “SEC”) on August 29, 2008 (the “Original Report”) and is being made to clarify certain information and disclosures as follows:

•	Item 1 – Description of Business – We clarified our disclosure in the Business Development section of this Item 1.

•

Item 2 – Description of Property – We clarified our disclosure in the following subsections of the Sentell Field, Cotton Valley, Bossier Parish, Louisiana section of this Item 2.: (a) Property Discussion and Present Activity; (b) Production, Average Sales Prices, and Production Costs; and (c) Reserves.

•	Item 6 – Management’s Discussion and Analysis or Plan of Operation – We clarified our disclosure in the Employee and Consultant Compensation subsection of this Item 6.

•

Item 7 – Financial Statements – We are providing a revised Report of Independent Registered Public Accounting Firm with this Form 10-KSB/A. We have also clarified our disclosure in the following financial statements (and line items) and Notes: (a) Consolidated Balance Sheet (Oil and Gas Property); (b) Consolidated Statements of Cash Flows (Oil and gas property expenditures and Net Cash Used in Investing Activities); (c) Note 6; (d) Note 8; (e) Note 12(g), (h), (i) and (j); (f) Note 14; (g) Note 15; (h) Note 16; and (i) Note 17(a) and (b).

•	Item 8A(T) – We have clarified our disclosure in the following sections of Item 8A(T): (a) Disclosure Controls and Procedures; and (b) Managements Report on Internal Control Over Financial Reporting.

Aside from the foregoing clarifications, this Amendment has not been amended or updated for events or information subsequent to the date of filing of the Original Report. Accordingly, this Amendment should be read in conjunction with the Company’s other filings made with the SEC.

The Company anticipates that the costs stemming from this Amendment will not have a material effect on the Company. No adjustments are necessary for financial statements for periods subsequent to May 31, 2008. The filing of this Amendment shall not be deemed an admission that the Original Report, when made, included any known, untrue statement of material fact or knowingly omitted to state a material fact necessary to make a statement not misleading.

For financial statements and a discussion of events and developments subsequent to May 31, 2008, see the Company’s Quarterly Reports on Form 10-Q for the quarterly periods ended August 31 and November 30, 2008.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-KSB/A and the exhibits attached hereto contain certain statements that constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concern our anticipated results and developments in our operations in future periods, planned exploration and development of our properties, plans related to our business and matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. We use words like “expects,” “believes,” “intends,” “anticipates,” “plans,” “targets,” “projects” or “estimates” in this annual report. When used, these words and other, similar words and phrases or statements that an event, action or result “will,” “may,” “could,” or “should” occur, be taken or be achieved, identify “forward-looking” statements. Such forward-looking statements are subject to certain risks and uncertainties, both known and unknown, and assumptions, including, without limitation, risks related to:

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

The preceding bullets outline some of the risks and uncertainties that may affect our forward-looking statements. For a full description of risks and uncertainties, see the sections elsewhere in this Form 10-KSB/A entitled “Risk Factors”, “Description of the Business” and “Management's Discussion and Analysis”. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected.

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

Note: The Company has clarified the disclosure in this Item 1 by revising certain of our disclosures in the Business Development section relating to the Company’s restructuring agreement. No other disclosure in this Item 1 has been clarified or amended.

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

On November 6, 2006, the Company entered into a restructuring agreement (the “Restructuring Agreement”) with Southern Star Operating, Big Sky Management Ltd. (“Big Sky”), Eric Boehnke (“Boehnke”), Troy Mutter (“Mutter”) and Frank Hollmann (“Hollmann”). Boehnke is the former President of the Company, and Mutter and Hollmann are former officers. Pursuant to the terms of the Restructuring Agreement (as amended), Big Sky, a private British Columbia company wholly-owned by Boehnke, agreed to assign to the Company Big Sky's rights under a prospect acquisition agreement to purchase a 20% working interest in Sentell Field. Prior to entering into the Restructuring Agreement, Big Sky had not made any payments or acquired any property pursuant to the prospect acquisition agreement. In conjunction with the Restructuring Agreement, the Company transferred its wholly-owned subsidiary, Surge Marketing, to Mutter and Hollmann in consideration for the transfer of 9,000,000 split-adjusted shares of common stock of the Company to Boehnke, and the return and cancellation of an aggregate of 54,937,500 split-adjusted shares of common stock of the Company held by Mutter and Hollman. On April 5, 2007, the shares were returned to treasury and cancelled.

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

In November 2006, our wholly-owned subsidiary, Southern Star Operating, entered into a purchase and sale agreement with Dynamic Resources Corporation, Tyner Texas Operating Company, Tyner Texas Resources LP and Ramshorn Investments, Inc. Pursuant to the purchase and sale agreement, Southern Star Operating acquired an additional  20% contractual interest in the Sentell Field prospect area in Bossier Parish, Louisiana from Tyner Texas Resources and Tyner Texas Operating in consideration for the payment of $290,962.27. In addition, Southern Star Operating was appointed as operator of the prospect following the resignation of Tyner Texas Operating Company.

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

Business Strategy

Our business strategy to date has been largely focused on evaluating and exploiting our existing leasehold position and positioning the company for continuing growth. To that end, during this past year we have executed a successful pilot project in the Cotton Valley formation, established the necessary operational and marketing infrastructure to place the field on production, and prepared the project to initiate full scale development during the upcoming year. As of August, 2008, we have engaged a drilling contractor on a long-term basis to begin drilling development wells into the Cotton Valley formation on a regularly spaced pattern. In addition to initiation of the Cotton Valley pattern development, strategically located wells will also evaluate several shallower potential hydrocarbon-bearing strata. Selected locations are also targeted to be deepened into the Haynesville Shale interval for resource evaluation.

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

The price we receive from the sale of oil and natural gas liquids is affected by the cost of transporting those products to market. The FERC regulates interstate natural gas transportation rates and service conditions, which affect the marketing of gas we produce, as well as the revenues we receive for sales of such production. The price and terms of access to pipeline transportation are subject to extensive federal and state regulation. The FERC is continually proposing and implementing new rules and regulations affecting interstate transportation. These initiatives also may affect the intrastate transportation of natural gas under certain circumstances. The stated purpose of many of these regulatory changes is to promote competition among the various sectors of the natural gas industry. We do not believe that we will be affected by any such FERC action in a manner materially different than other natural gas producers in our areas of operation.

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

If we borrow additional funds, we will likely be obligated to make periodic interest or other debt service payments and may be subject to additional restrictive covenants. The ability to borrow additional funds is dependent on a number of variables, including our proved reserves, and assumptions regarding the price at which oil and natural gas can be sold. Should we elect to raise additional capital through the issuance and sale of equity securities, the sales may be at prices below the market price of our stock, and our shareholders may suffer significant dilution. Our failure to obtain financing on a timely basis or on favorable terms could result in the loss or substantial dilution of our interests in our properties as disclosed in this Form  10-KSB/A . In addition, the failure of any of us or our partners to obtain any required financing could adversely affect our ability to complete the exploration or development of our projects on a timely basis. This could result in the curtailment of operations relating to exploration and development of our prospects, which in turn could lead to a possible loss of properties and a decline in our natural gas and oil reserves.

We have historically incurred losses and expect to incur additional losses in the future. It is difficult for us to forecast when we will achieve profitability, if ever.

We have historically incurred losses from operations during our time in the oil and natural gas business. As of May 31, 2008, we had a cumulative deficit of $5,685,474. While we have developed some of our Sentell Field property, most of our acreage is in the exploration stage and, to date, we have established a limited volume of proved reserves on our property. To become profitable, we would need to be successful in our acquisition, exploration, development and production activities, all of which are subject to many risks beyond our control. We cannot assure you that we will successfully implement our business plan or that we will achieve commercial profitability in the future. Even if we become profitable, we cannot assure you that our profitability will be sustainable or increase on a periodic basis. In addition, should we be unable to continue as a going concern, realization of assets and settlement of liabilities in other than the normal course of business may be at amounts significantly different from those in the financial statements included in this Form  10-KSB/A . Finally, due to our limited history in the oil and natural gas business, we have limited historical financial and operating information available to help you evaluate our performance or an investment in our common stock.

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

This Form  10-KSB/A contains estimates of our proved oil and natural gas reserves and the estimated future net revenues from these reserves. The May 31, 2008 reserve estimate was prepared by H.J. Gruy and Associates, Inc. The process of estimating oil and natural gas reserves is complex and requires significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. Accordingly, these estimates are inherently imprecise. Actual future production, oil and natural gas prices, revenues, taxes, development and operating expenses, and quantities of recoverable oil and natural gas reserves most likely will vary from these estimates and vary over time. Such variations may be significant and could materially affect the estimated quantities and present value of our proved reserves. In addition, we may adjust estimates of proved reserves to reflect production history, results of exploration and development drilling, results of secondary and tertiary recovery applications, prevailing oil and natural gas prices and other factors, many of which are beyond our control.

You should not assume that the present value of future net revenues referred to in this Form  10-KSB/A is the current market value of our estimated oil and natural gas reserves. In accordance with SEC requirements, the estimated discounted future net cash flows from proved reserves are generally based on prices and costs as of the date of the estimate. Actual future prices and costs may be materially higher or lower than the prices and costs as of the date of the estimate. Any change in consumption by oil or natural gas purchasers or in governmental regulations or taxation will also affect actual future net cash flows. The timing of both the production and the expenses from the development and production of our oil and natural gas properties will affect the timing of actual future net cash flows from proved reserves and their present value. In addition, the 10% discount factor, which is required by the SEC to be used in calculating discounted future net cash flows for reporting purposes, is not necessarily the most appropriate discount factor nor does it reflect discount factors used in the market place for the purchase and sale of oil and natural gas.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have furnished a report by management on our internal control over financial reporting in this annual report on Form 10- KSB/A . Such report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting, including a statement as to whether or not our internal control over financial reporting is effective.

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

Note: The Company has clarified this Item 2 by revising certain of our disclosures in the following subsections of the Sentell Field, Cotton Valley, Bossier Parish, Louisiana section: (a) Property Discussion and Present Activity; (b) Production, Average Sales Prices, and Production Costs; and (c) Reserves. No other disclosures in Item 2 were clarified or amended.

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

On November 6, 2006, the Company entered into a restructuring agreement (the “Restructuring Agreement”) with Southern Star Operating, Big Sky Management Ltd. (“Big Sky”), Eric Boehnke (“Boehnke”), Troy Mutter (“Mutter”) and Frank Hollmann (“Hollmann”). Boehnke is the former President of the Company, and Mutter and Hollmann are former officers. Pursuant to the terms of the Restructuring Agreement (as amended), Big Sky, a private British Columbia company wholly-owned by Boehnke, agreed to assign to the Company Big Sky's rights under a prospect acquisition agreement to purchase a 20% working interest in Sentell Field. Prior to entering into the Restructuring Agreement, Big Sky had not made any payments or acquired any property pursuant to the prospect acquisition agreement. In conjunction with the Restructuring Agreement, the Company transferred its wholly-owned subsidiary, Surge Marketing, to Mutter and Hollmann in consideration for the transfer of 9,000,000 split-adjusted shares of common stock of the Company to Boehnke, and the return and cancellation of an aggregate of 54,937,500 split-adjusted shares of common stock of the Company held by Mutter and Hollman. On April 5, 2007, the shares were returned to treasury and cancelled.

In November 2006, our wholly-owned subsidiary, Southern Star Operating, entered into that certain Purchase and Sale Agreement, dated November 2, 2006, with Dynamic Resources Corporation, Tyner Texas Operating Company, Tyner Texas Resources LP and Ramshorn Investments, Inc. Pursuant to the Purchase and Sale Agreement, Southern Star Operating acquired an additional  20% contractual interest in the Sentell Field Area in Bossier Parish, Louisiana from Tyner Texas Resources and Tyner Texas Operating in consideration for the payment of $290,962.27. In addition, the

 Purchase and Sale Agreement appointed Southern Star Operating as operator of the Sentell Field following the resignation of Tyner Texas Operating Company.

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
To date, we have drilled five wells in the project that have all successfully encountered productive intervals within the Davis section of the Cotton Valley. All five wells have been successfully completed as commercial producers. We have laid over 15,000 feet of gathering lines and built the necessary processing and marketing infrastructure to establish positive cash flow.  As at May 31, 2008, all five Cotton Valley tests were connected to the system and capable of production.
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

Further, as at May 31, 2008, we are actively evaluating the potential for drilling and producing natural gas from the Haynesville Shale, an emerging natural gas play, in our Sentell Field. "Haynesville Shale" is a driller’s term for shale rock units within the Haynesville Formation, which lies beneath the Cotton Valley. Numerous vertical and horizontal wells have been drilled, logged and put into production from the Haynesville formation within a 30-mile radius of the Sentell Field. Our 5,300-acre field has the potential for about 35 Haynesville wells positioned on 160-acre spacing. Additionally, during the course of our Cotton Valley Development Program, we will be evaluating our leasehold position for other, shallower potential. Over the last 30 years shallower production in the area, but not within the field limits, has been established in not less than 7 shallower zones.

Our current plans include initiating the development phase of the Cotton Valley program in August, 2008. We will initially engage one drilling rig, drilling at a rate of approximately one location per month. We will evaluate success and determine the advisability of adding additional rigs in early 2009. Plans include drilling deeper to test the Haynesville potential in at least two locations during the initial phase of drilling. We anticipate having these evaluations complete before the end of 2008. Additionally, we plan to employ sophisticated geological analyses to each of our locations through the shallower intervals to assess other potential targets in the field.

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

Production, Average Sales Prices, and Production Costs

At May 31, 2008, the Company had recorded $625,670 (2007 - $NIL) receivable in revenue from the Sentell Field. We incurred $2,627,235 in total operating expenses for the year ended May 31, 2008. Our oil and gas production comes from five wells in the Sentell Field. Sales volumes, prices received, and production costs are summarized in the following table:

	Fiscal Year ended May 31,
	2008		2007		2006
Sales Volume:
Gas (Mcf – thousands of cubic feet)	53,069		NIL		NIL
Oil and natural gas liquids (Bbls – barrels)	1,059		NIL		NIL
Average Sales Price:
Gas ($/Mcf – dollars per thousand cubic feet)	$9.01	$	NIL	$	NIL
Oil ($/Bbls – dollars per barrel)	$108.25	$	NIL	$	NIL
Production costs ($/Mcfe):
Production costs	$4.98	$	NIL	$	NIL
Production and property taxes	$1.56	$	NIL	$	NIL
Gathering, Transportation and Marketing	$0.22	$	NIL	$	NIL

Our production costs are higher than industry norms on an mcfe basis due primarily to our operations being in the early stages and high saltwater disposal costs. We expect our expenses on an mcfe basis to decrease in the future as production volumes increase.

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
Louisiana
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
Louisiana
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

Reserves

H.J. Gruy and Associates, Inc., an oil and natural gas consulting firm, estimated our reserves as of May 31, 2008. All of our reserves are located within the continental United States as part of the Sentell Field. The reserve estimates are developed using geological and engineering data and interests and burdens information developed by the Company. Reserve estimates are inherently imprecise and remain subject to revisions based on production history, results of additional exploration and development drilling, results of secondary and tertiary recovery applications, prevailing oil and natural gas prices, and other factors. You should read the notes following the table below and the notes to our Financial Statements, located elsewhere in this Form 10-KSB/A, in conjunction with the following reserve estimates:

As of May 31, 2008
Proved Developed Oil and Condensate Reserves (MBbls – thousands of barrels)	14.3 (10.9 Proved Producing and 3.4 Proved Nonproducing)
Proved Undeveloped Oil Reserves (MBbls – thousands of barrels)	31.7

Total Proved Oil Reserves (MBbls – thousands of barrels)	46.0
Proved Developed Gas Reserves (MMcf – millions of cubic feet)	1,007.8 (720.5 Proved Producing and 287.3 Proved Nonproducing)
Proved Undeveloped Gas Reserves (MMcf – millions of cubic feet)	2,193.4

Total Proved Gas Reserves (MMcf – millions of cubic feet)	3,201.2
Proved Developed NGL Reserves (MGal – thousands of gallons)	237.4 (169.7 Proved Producing and 67.7 Proved Nonproducing)
Proved Undeveloped NGL Reserves (MGal – thousands of gallons)	516.7

Total Proved NGL Reserves (MGal – thousands of gallons)	754.1
Estimated Future Net Cash Flow – Not Discounted (M$)	$21,228.8
Estimated Future Net Cash Flow – Discounted at 10% Per Year (M$)	$8,498.3

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

Note: The Company has amended this Item 6 by clarifying certain of our disclosures in the Employee and Consultant Compensation subsection. No other disclosures in Item 6 were clarified or amended.

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

Also, we have disclosed that we are actively evaluating the potential for drilling and producing natural gas from the Haynesville Shale, an emerging natural gas play, in our Sentell Field. Numerous vertical and horizontal wells have been drilled, logged and put into production from the Haynesville formation within a 30-mile radius of Southern Star's Sentell Field. Our 5,300-acre Sentell Field has the potential for about 35 Haynesville wells positioned on 160-acre spacing. There are no probable or possible reserve estimates for the Haynesville Shale potential in our year-end 2008 reserve report .

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

On February 27, 2007 the Company entered into a services agreement with Sierra Pine Resources, a consultant who provides consulting services in consideration for $140 per hour of services and 375,000 shares of the Company’s common stock. The Company is to issue 187,500 shares upon the generation of revenues from the Sentell Field in excess of all costs reasonably incurred in relation to the drilling of the well. The Company is also obligated to issue 187,500 shares to be held in escrow for a period of one year upon the Sentell Field generating more than 15 billion cubic feet equivalent of natural gas or having reserves greater than $75,000,000 calculated on a 10% discounted cash flow basis. As of May 31, 2008, no shares have been issued under this services agreement.

On February 15, 2007 the Company entered into a services agreement with Rylar & Associates, Inc., a consultant who provides consulting services in partial consideration for 375,000 shares of Common Stock. The Company is to issue 187,500 shares upon the generation of revenues from the Company’s Sentell Field property in excess of all costs reasonably incurred in relation to the drilling of the wells. The Company is also obligated to issue 187,500 shares to be held in escrow for a period of one year upon the Sentell Field generating more than 15 billion cubic feet equivalent of natural gas or having reserves greater than $75,000,000 calculated on a 10% discounted cash flow basis. As of May 31, 2008, no shares have been issued under this services agreement.

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

The occurrence and continuance of any of the following will be an event of default under the Credit Agreement:

(i)	payment default;
(ii)	our failure to comply with any material term, condition, or covenant of the Credit Agreement;
(iii)	our bankruptcy or insolvency or any other actions relating to bankruptcy or insolvency;
(iv)	an order, judgment, or decree by any court of competent jurisdiction approving a petition seeking our reorganization or appointing a conservator , receiver, liquidator, or trustee for us;
(v)	discovery of any statement or representation by us in the Credit Agreement or related documents that is materially false when made;
(vi)	any federal tax lien or any other liens totaling $50,000 or more are filed of record against us and not bonded or discharged within 30 days after we receive notice thereof;
(vii)	judgment for more than $100,000 or for any amount if the execution and enforcement of such judgment could reasonably be expected to adversely affect our ability to operate our properties;
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

Note: The Company has amended this Item 7 by including a revised Report of Independent Registered Public Accounting Firm and clarifying our disclosures in the following financial statements (and line items) and Notes: (a) Consolidated Balance Sheet (Oil and Gas Property); (b) Consolidated Statements of Cash Flows (Oil and gas property expenditures and Net Cash Used in Investing Activities); (c) Note 6; (d) Note 8; (e) Note 12(g), (h), (i) and (j); (f) Note 14; (g) Note 15; (h) Note 16; and (i) Note 17(a) and (b). No other disclosers in Item 7 were clarified or amended.

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

Audited Consolidated Statements of Operations for the years ended May 31, 2008 and 2007

Audited Consolidated Statements of Cash Flows for the years ended May 31, 2008 and 2007

Audited Consolidated Statement of Stockholders’ Equity (Deficit) for the period from February 7, 2005 to May 31, 2008

Notes to the Consolidated Financial Statements

DALE MATHESON
CARR-HILTON LABONTE LLP
DMCL
CHARTERED ACCOUNTANTS

Partnership of:

Vancouver	Robert J. Burkart, Inc. Alvin F. Dale Ltd. Robert J. Matheson, Inc.	James F. Carr-Hilton Ltd. Barry S. Hartley, Inc. Rakesh I. Patel Inc.	Kenneth P. Chong Inc. Reginald J. LaBonte Ltd. F.M. Yada FCA Inc.
South Surrey	Michael K. Braun Inc.	Peter J. Donaldson, Inc.	
Port Coquitlam	Wilfred A. Jacobson Inc. Brian A. Shaw Inc.	G.D. Lee Inc.	Fraser G. Ross, Ltd.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Southern Star Energy Inc.
(An exploration stage company)

We have audited the accompanying consolidated balance sheets of Southern Star Energy Inc. (an exploration stage Company) as of May 31, 2008 and 2007 and the consolidated statements of operations, stockholders' equity and cash flows for the years then ended and for the period from February 7, 2005 (date of inception) to May 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal controls over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses in developing its business and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DMCL

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS

Vancouver, Canada
August 15, 2008

Vancouver Suite 1500 - 1140 West Pender Street, Vancouver, B.C., Canada V6E 4G1, Tel: 604 687 4747 • Fax: 604 689 2778 - Main Reception
South Surrey Suite 301 - 1656 Martin Drive, White Rock, B.C., Canada V4A 6E7, Tel: 604 531 1154 • Fax: 604 538 2613
Port Coquitlam Suite 700 - 2755 Lougheed Highway, Port Coquitlam, B.C., Canada V3B 5Y9, Tel: 604 941 8266 • Fax: 604 941 0971

Southern Star Energy Inc.

(An Exploration Stage Company)

Consolidated Balance Sheets

	May 31, 2008 $	May 31, 2007 $
ASSETS
Current Assets
Cash	1,435,531	737,588
Accounts Receivable (Note 4)	335,657	23,900
Prepaids	38,341	239,418

Total Current Assets	1,809,529	1,000,906

Property and Equipment (Note 3)	19,655	–
Surety Bond (Note 4)	10,514	10,000
Oil and Gas Property (full cost method) (Note 4)
Proved	6,597,107	–
Unproved	–	2,796,962
Gross Oil and Gas Property	6,597,107	2,796,962
Less - Accumulated Depreciation, Depletion and Amortization	(109,036)	–
Net Oil and Gas Property	6,488,071	2,796,962

Total Assets	8,327,769	3,807,868

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts Payable and Accrued Liabilities	1,555,535	646,803
Net Revenue Payable to Working Interest Partners (Note 4)	599,060	–
Exploration Advances (Note 4)	266,089	82,540
Loan Payable, less unamortized discount of $425,250 (Note 6)	1,574,750	–
Due to Related Party (Note 8)	32,212	282

Total Current Liabilities	4,027,646	729,625

Asset Retirement Obligations (Note 5)	53,985	–
Convertible Debentures, less unamortized discount of $Nil and $561,462 (Note 7)	–	838,538

Total Liabilities	4,081,631	1,568,163

Contingency and Commitments (Notes 1,6 and 12)

Stockholders’ Equity

Common Stock (Note 10) Authorized: 843,750,000 shares, par value $0.001 Issued: 44,800,944 shares (May 31, 2007 – 30,806,250 shares)	44,801	30,806

Additional Paid-In Capital	9,851,811	2,265,819

Convertible Units (Note 11)	–	1,850,000

Common Stock Subscribed (Note 10(b))	35,000	–

Deficit Accumulated During the Exploration Stage	(5,685,474)	(1,906,920)

Total Stockholders’ Equity	4,246,138	2,239,705

Total Liabilities and Stockholders’ Equity	8,327,769	3,807,868

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

Southern Star Energy Inc.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

	Accumulated From February 7, 2005 (Date of Inception) to May 31,	Year Ended May 31,	Year Ended May 31,
	2008	2008	2007
	$	$	$

Operating Activities

Net loss	(5,685,474)	(3,778,554)	(1,849,714)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of convertible debt discount	1,220,750	1,142,212	78,538
Common stock subscribed	35,000	35,000	–
Depreciation, depletion and accretion	113,088	112,203	–
Intrinsic value of convertible units and fair value warrants issued as finance fees	1,775,000	406,000	1,369,000
Interest accrued on convertible debt	3,889	(71,111)	75,000
Shares issued for consulting services	15,000	15,000	–
Stock-based compensation	880,571	880,571	–

Changes in operating assets and liabilities

Accounts receivable	(325,517)	(311,757)	(5,864)
Prepaids	203,475	208,023	(36,055)
Accounts payable and accrued liabilities	966,733	782,352	174,652
Customer deposit	–	–	(3,209)
Deferred revenue	18,708	–	–
Due to related parties	5,602	31,930	(26,328)
Exploration advances	266,089	183,549	82,540

Net Cash Used in Continuing Operations	(507,086)	(364,582)	(141,440)
Discontinued operations	(38,215)	–	(38,215)

Net Cash Used in Operating Activities	(545,301)	(364,582)	(179,655)

Investing Activities
Acquisition of property and equipment	(27,293)	(20,077)	–
Surety bond	(10,000)	–	(10,000)
Oil and gas property expenditures	(5,402,062)	(2,797,398)	(2,604,664)

Net Cash Used in Investing Activities	(5,439,355)	(2,817,475)	(2,614,664)

Financing Activities
Proceeds from issuance of common stock	287,625	–	250,000
Proceeds from common stock subscribed	1,850,000	–	1,850,000
Proceeds from loan payable	2,000,000	2,000,000	–
Proceeds from convertible units	580,000	580,000	–
Advances from related parties	6,400	–	6,400
Proceeds from issuance of convertible debentures	2,700,000	1,300,000	1,400,000

Net Cash Provided by Financing Activities	7,424,025	3,880,000	3,506,400

Effect of exchange rate on cash	(3,838)	–	–

Change in Cash	1,435,531	697,943	712,081

Cash – Beginning	–	737,588	25,507

Cash – Ending	1,435,531	1,435,531	737,588

Supplemental Disclosures:
Oil and gas property expenditures recorded in prepaids	7,460	7,460	205,998
Oil and gas property expenditures recorded in accounts payable and accrued liabilities	1,452,580	1,452,580	422,742

Cash paid for:
Interest	4,100	4,100	–
Income taxes	–	–	–

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

Southern Star Energy Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements

2.	Summary of Significant Accounting Policies (continued)
b)	Use of Estimates (continued)

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

The Company utilizes the full-cost method of accounting for petroleum and natural gas properties. Under this method, the Company capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country by country basis. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. Until such determination is made the Company assesses annually whether impairment has occurred, and includes in the amortization base costs of drilling exploratory dry holes associated with unproved properties.

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

Southern Star Energy Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements

2.	Summary of Significant Accounting Policies (continued)
e)	Oil and Gas Properties (continued)
 data. The Company adds the amount of impairment assessed to the cost to be amortized subject to the ceiling test.
f)	Revenue Recognition

Oil and natural gas revenues are recorded using the sales method whereby the Company recognizes oil and natural gas revenue based on the amount of oil and gas sold to purchasers when title passes, the amount is determinable and collection is reasonably assured. Actual sales of gas are based on sales, net of the associated volume charges for processing fees and for costs associated with delivery, transportation, marketing, and royalties in accordance with industry standards. Operating costs and taxes are recognized in the same period for which revenue is earned.

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

Southern Star Energy Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements

2.	Summary of Significant Accounting Policies (continued)
p)	Recent Accounting Pronouncements (continued)

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

Pursuant to the terms of the Restructuring Agreement dated November 6, 2006 (the "Restructuring Agreement") (Note 13), Big Sky Management (“Big Sky”), a company owned by the former President of the Company, agreed to assign to the Company Big Sky's rights under a prospect acquisition agreement to purchase a 20% working interest in certain oil and gas leases located in Louisiana, known as Sentell Field (formerly called the D Duck Prospect). Pursuant to the prospect acquisition agreement with Dynamic Resources Corporation (“Dynamic”), dated October 10, 2006, Big Sky was obligated to pay Dynamic $97,634 for the 20% working interest. Big Sky also was obligated to pay 100% of Dynamic’s remaining share, being 20%, of the drilling and completion costs

Southern Star Energy Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements

4.	Oil and Gas Property (continued)

on the initial two wells drilled on the property up to a maximum of $400,000 per well. Prior to entering into the Restructuring Agreement, Big Sky had not made any payments for Sentell Field. Subsequqent to the date of the Restructuring Agreement, the Company paid $97,634 to Dynamic for its 20% interest and $144,116 was paid to Dynamic by Ramshorn Investments, Inc. (“Ramshorn”) for its 40% interest. The Company’s working interest is subject to a 24% royalty interest. As a result, the Company is entitled to receive a proportionate share of 76% of its interest in any production from Sentell Field, less all exploration and development costs, and the holder of the royalty interest is entitled to the remaining 24% of any production. The holder of the royalty interest is not responsible for any exploration or development costs.

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

Pursuant to a Farmout Agreement entered into on September 1, 2006 with the owner of Sentell Field, to retain its interest in one section of Sentell Field, the Company, Dynamic and Ramshorn (the “Farmees”) were obligated to drill a test well in Sentell Field on or before March 1, 2007. During the year ended May 31, 2008, the Company paid a further $15,000 (May 31, 2007 - $45,000) to extend the deadline to November 30, 2007, of which $9,000 (May 31, 2007 - $27,000) has been billed to the Farmees for their share of this cost. During the year ended May 31, 2008, the Company drilled the required test well.

To May 31, 2008, the Company incurred additional acquisition costs relating to lease rentals and extensions totaling $223,583 (May 31, 2007 - $63,467).

The Company’s portion of exploration and development costs incurred during the year ended May 31, 2008, was $3,516,943 (May 31, 2007 - $2,327,799) and $59,619 (May 31, 2007 - $ NIL ), respectively. During the year ended May 31, 2007 the Company provided a $10,514 (2007 – $10,000) certificate of deposit towards a $26,287 (2007 - $25,000) surety bond which was requested by the Department of Natural Resources of the Bureau of Land Management of the state of Louisiana, before drilling could commence. The surety bond was allocated between the Company, Dynamic and Ramshorn based on their working interest in Sentell Field, being 40%, 20% and 40% respectively.

At May 31, 2008, Ramshorn and Dynamic have prepaid $266,089 towards future costs (May 31, 2007 - Dynamic had prepaid $82,540) which have been recorded as exploration advances on the balance sheet. At May 31, 2008, the Company was owed $Nil (May 31, 2007 - $23,900) from Ramshorn and Dynamic. At May 31, 2008, the Company recorded $335,657 (May 31, 2007 - $Nil) receivable from oil and gas sales and $599,060 of oil and gas sales payable to Ramshorn and Dynamic.

All of the Company’s proven and unproven oil and gas properties are located in the United States. The following table summarizes information regarding the Company's oil and gas acquisition, exploration and development activities:

	May 31, 2008 $	May 31, 2007 $
Proved Properties
Acquisition costs	692,746	–
Development costs	59,619	–
Exploration costs	5,844,742	–
Less:
Accumulated depletion	(109,036)	–
	6,488,071	–

Unproven Properties
Acquisition costs	–	469,163
Exploration costs	–	2,327,799
Net Carrying Value	6,488,071	2,796,962

Southern Star Energy Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements

5.	Asset Retirement Obligation

The Company’s asset retirement obligations (“AROs”) in regards to Sentell Field (Note 4) relates to site restoration.

A reconciliation between the opening and closing AROs balance is provided below:

	May 31, 2008 $	May 31, 2007 $

Beginning asset retirement obligations	–	–
Liabilities incurred	57,640	–
Liabilities settled	(6,400)
Accretion	2,745	–
		–
Total asset retirement obligations	53,985	–

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

In connection with the Macquarie Credit Agreement, pursuant to a services agreement between the Company and Imperial Capital, LLC (“Imperial”) dated June 18, 2007 (Note 12(j)), the Company paid $60,000 of financing fees, $50,000 in additional expenses and is obligated to issue a warrant to purchase 100,000 warrants of common stock at $1.00. Subsequent to May 31, 2008, the Company terminated the services agreement as referenced in Note 17(b).

Southern Star Energy Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements

7.	Convertible Debentures
a)

On November 1, 2006, the Company issued a 10% convertible debenture with a principal amount of $600,000 which was due and payable on November 1, 2008. The principal and accrued interest on the debenture may be converted into shares of the Company’s common stock at $0.33 per share, at the option of the holder. An equity portion representing the beneficial conversion feature was not     recorded, as there was no intrinsic value at the date of commitment. On November 16, 2007, the Company received notice that the outstanding principal and accrued interest of $663,333 was to be converted into 1,989,999 shares of common stock. On December 21, 2007, 265,333 shares were issued and the remaining 1,724,666 shares were issued on January 15, 2008.

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

8.     Related Party Transactions

a)

The Company granted to a company wholly owned by a director of the Company, 750,000 (May 31, 2007 – Nil) stock options to purchase shares of the Company’s common stock at $1.09 per share for a period of 4 years pursuant to a consulting agreement (Note 12(g)). On February 26, 2008, the Company reduced the exercise price of the options to $0.70 per share. The Company also paid $155,884 (May 31, 2007 – $Nil) in consulting fees pursuant to a consulting agreement which has been recorded in oil and gas properties.

b)

The Company granted, to the President of the Company, 1,500,000 (May 31, 2007 – Nil) stock options to purchase shares of the Company’s common stock at $1.20 per share for a period of 5 years pursuant to a consulting agreement (Note 12(i)). On February 26, 2008, the Company reduced the exercise price of the options to $0.70 per share. The Company also paid $189,000 (May 31, 2007 – $Nil) in consulting fees pursuant to a consulting agreement.

Southern Star Energy Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements

8.     Related Party Transactions (continued)

c)	The Company incurred $50,000 (May 31, 2007 – $Nil) to the former CEO of the Company pursuant to a consulting agreement (Note 12(a)).
d)	The Company paid $21,756 (May 31, 2007 - $ NIL ) in consulting fees to the former CFO of the Company.
e)	On November 6, 2006, the Company agreed to transfer its wholly-owned subsidiary, Surge Marketing, to two former officers of the Company (Note 14).
f)	On November 6, 2006 Big Sky, a company owned by the former President of the Company, assigned all rights, title and interest to the Company of a 20% working interest in Sentell Field Note 4).
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

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Southern Star Energy Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements

9.	Stock Options and Warrants (continued)

	Year Ended May 31, 2008	Year Ended May 31, 2007

Expected dividend yield	0%	–
Expected volatility	111%	–
Expected life (in years)	3.93	–
Risk-free interest rate	2.65%	–

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

f)

On November 13, 2006, the Company completed a 7.5:1 forward stock split on the basis of 7.5 new shares of common stock in exchange for every one old share of common stock outstanding. On March 22, 2007, the Company effected a 1.5:1 forward stock split of the authorized, issued and outstanding common stock. All per share amounts have been retroactively restated to reflect the forward stock splits .

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

12.   Commitments (continued)

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

g)

On November 22, 2007, the Company entered into a consulting agreement with a company wholly owned by a director of the Company that will provide consulting services in consideration for $10,000 per month, options to purchase 750,000 shares of the Company’s common stock at $1.09 per share for 4 years and $60,000 upon the commercial production of each new well. The options granted had a grant-date fair value of approximately $611,000. One-third of the options granted will vest on each of the first three anniversaries of November 22, 2007. On February 26, 2008, the Company reduced the exercise price of the options to $0.70 per share which resulted in an increase to the fair value of the options in the amount of approximately $34,000. Approximately $3,000 of such increase was recognized immediately with the remaining $31,000 to be recognized ratably over the remaining vesting period. In addition, if during the term of this agreement, the Company identifies an oil and gas property interest or well for potential exploration by the Company and retains the consultant, the consultant will be granted an overriding royalty of: 2% for leases where the Company has acquired a working interest of greater than 80%, 1.75% for leases where the Company has acquired a working interest of greater than 78% but less than 80%, 1.5% for leases where the Company has acquired a working interest of greater than 75% but less than 78%, 1.0% for leases where the Company has acquired a working interest of less than 75%.

h)

On November 22, 2007, the Company entered into a consulting agreement with a consultant who will provide consulting services in consideration for $175 per hour of services, options to purchase 500,000 shares of the Company’s common stock at $1.09 per share for 2 years and $25,000 upon the successful completion of three of the Company’s wells. The options granted had a grant-date fair value of approximately $315,000. One-half of the options granted vested immediately and the remaining half vests on the first anniversary of November 22, 2007. On February 26, 2008, the Company reduced the exercise price of the options to $0.70 per share which resulted in an increase to the fair value of the options in the amount of approximately $36,000. Approximately $21,000 of such increase was recognized immediately

Southern Star Energy Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements

12.   Commitments (continued)

with the remaining $14,000 to be recognized ratably over the remaining vesting period. During the year, the Company paid $75,000 to the consultant for the completion of certain wells on Sentell Field.
i)

On November 22, 2007, the Company entered into a consulting agreement with the President of the Company who will provide consulting services in consideration for $200 per hour of services to a maximum of $1,500 per day and $30,000 per month and options to purchase 1,500,000 shares of the Company’s common stock at $1.20 per share for 5 years. The options granted had a grant-date fair value of approximately $1,442,000. One-third of the options granted will vest on each of the first three anniversaries of November 22, 2007. On February 26, 2008, the Company reduced the exercise price of the options to $0.70 per share which resulted in an increase to the fair value of the options in the amount of approximately $67,000. Approximately $6,000 of such increase was recognized immediately with the remaining $61,000 to be recognized ratably over the remaining vesting period. Additionally,if the President completes an equity financing in excess of $5,000,000 the President will cease to be a consultant and will become an employee with a base salary of $240,000 per year and up to two bonus payments of $30,000 upon the successful completion of a new well outside the current Sentell Field or the acquisition of any property or financing of greater than $3,000,000. On May 1, 2008, the President of the Company ceased to be a consultant and became an employee of the Company.

j)

On June 18, 2007, the Company entered into a services agreement with Imperial to provide services related to assisting the Company in future financing activities in consideration of a 8% cash fee and a warrant to purchase the higher of 8% of the dollar amount or the number of equity securities issued in the financing or 8% of the face value of any debt securities sold in the financing on at least the following minimum terms and conditions: (i) purchase price of $0.01, (ii) exercise price set at the closing price of the Company’s common stock on the closing date of the financing; (iii) warrant term of 3 years; and (iv) the Company has the right on 15 days written notice to require the Warrant holder to exercise the Warrant so long as the closing price of the common shares of the Company equals or exceeds $1.75 per common share for at least 20 consecutive trading days prior to the date of the call notice. On April 23, 2008, the Company amended this agreement. The Company agreed to pay a cash fee on future financings equal to 3.0% of the face amount of senior first lien debt securities, 4.0% of the face amount of other senior or mezzanine debt securities, 6.0% of the face amount of equity securities. The Company will also grant a warrant to purchase the higher of 5% of the dollar amount or the number of equity securities issued or 5% of the face amount of any debt securities at a purchase price of $0.01 with an exercise price equal to the closing price of the Company’s common stock on the closing date of the financing for 3 years. The Company paid an initial cash deposit of $25,000 to be set against expenses of the advisor, of which $24,396 has been expensed and $604 has been recorded in prepaids at May 31, 2008. Upon successful completion of the future financing, this cost will be recorded as a reduction of additional paid-in capital. If the future financing is not successfully completed, this cost will be charged to the consolidated statement of operations. During the year ended May 31, 2008 the Company paid Imperial $60,000 of financing fees and was obligated to issue Imperial a warrant to purchase 100,000 common shares related to the Macquarie Credit Agreement referenced in Note 6. Subsequent to May 31, 2008, the Company terminated this agreement as referenced in Note 17(a).

13.	Restructuring Agreement

On November 6, 2006, the Company entered into a restructuring agreement (the “Restructuring Agreement”) with Southern Star Operating, Big Sky, Eric Boehnke (“Boehnke”), Troy Mutter (“Mutter”) and Frank Hollmann (“Hollmann”). Boehnke is the former President of the Company, and Mutter and Hollmann are former officers. Pursuant to the terms of the Restructuring Agreement, as amended, Big Sky, a private British Columbia company wholly-owned by Boehnke, agreed to assign to the Company its rights under a prospect acquisition agreement to purchase a 20% working interest in Sentell Field (Note 4). Prior to entering into the Restructuring Agreement, Big Sky had not made any payments or acquired any property pursuant to the prospect acquisition agreement. In conjunction with the Restructuring Agreement, the Company transferred its wholly-owned subsidiary, Surge Marketing, to Mutter and Hollmann in consideration for the transfer of 9,000,000 split-adjusted shares of common stock of the Company to Boehnke, and the return and cancellation of an aggregate of 54,937,500 split-adjusted shares of common stock of the Company held by Mutter and Hollman. On April 5, 2007, the shares were returned to treasury and cancelled.

Southern Star Energy Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements

14.	Discontinued Operations

Pursuant to the Restructuring Agreement discussed in Note 13, on April 5, 2007 the Company completed the transfer of all of its interests in its wholly-owned subsidiary, Surge Marketing, in exchange for the transfer of 9,000,000 split-adjusted shares of common stock of the Company to Boehnke, and the return and cancellation of an aggregate of 54,937,500 split-adjusted shares of common stock of the Company held by Mutter and Hollman. Effective November 2, 2006, the Company had discontinued all operations related to the former business of software sales and website development.

The results of discontinued operations are summarized as follows:

	Accumulated From February 7, 2005 (Date of Inception) to May 31,	Year Ended May 31,	Year Ended May 31,
	2008	2008	2007
	$	$	$

Revenue
Consulting	90,460	–	35,172
Software	18,697	–	–
	109,157	–	35,172
Expenses	171,445	–	40,254
Net Operating Loss	(62,288)	–	(5,082)
Gain on disposal	41,002	–	41,002
Gain (Loss) From Discontinued Operations	(21,286)	–	35,920

The net operating gain (loss) represents all of the activity incurred by Surge Marketing up to November 2, 2006.

The Company realized a gain on the disposal of Surge Marketing, equal to the carrying value of the assets and liabilities disposed of as of November 2, 2006:

$
Assets	61,689
Liabilities	(118,539)
Amounts Surge Enterprises, Inc, owed to Surge Marketing	51,426
Amounts owed to related parties	(40,050)
Investment in Surge Marketing	(100)
Comprehensive loss	4,572
Gain on Disposal	($41,002)

The results of operations and cash flows of Surge Marketing for the period from June 1, 2006 to November 2, 2006 have been reported on a discontinued operations basis.

15.	Income Taxes

The Company is subject to United States federal income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax provision as reported is as follows:

Southern Star Energy Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements

15.	Income Taxes (continued)

The significant components of deferred income tax assets and liabilities at May 31, 2008 and 2007 are as follows:
	May 31, 2008	May 31, 2007

Net loss before income taxes	$(3,778,554)	$(1,849,714)
Statutory income tax rate	35%	35%
Income tax recovery at statutory income tax rate	(1,322,494)	(647,400)
Accretion of discount on convertible debt	406,651	27,488
Financing costs	142,100	479,150
Stock-based compensation	308,200	–
Other	1,672	1,230
Change in valuation allowance	463,871	139,549
	$–	$–

	May 31, 2008 $	May 31, 2007 $

Net operating loss carryforward	630,000	159,000
Oil and gas property	(324,000)	(97,000)
Valuation allowance	(306,000)	(62,000)
Net deferred income tax asset	–	–

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

The Company has a net operating loss carryforward of approximately $1,781,000 available to offset taxable income in future years which expire as follows:

Expiring in:
2025	$12,000
2026	$45,000
2027	$399,000
2028	$1,325,000
$1,781,000

16.   Supplemental Oil and Gas Disclosures

Costs Incurred In Oil and Gas Property Acquisition, Exploration, and Development Activities

	2008	2007
Acquisitions
Proved	$--	$--
Unproved	223,583	469,163
Exploration	3,516,943	2,327,799
Development	59,619	--
Costs Incurred	$3,800,145	$2,796,962

Capitalized Costs

	2008	2007
Proved Properties	$6,597,107	$--
Unproved Properties	--	2,796,962
	6,597,107	2,796,962
Accumulated DD&A	(109,036)	--
	$6,488,071	$2,796,962

Southern Star Energy Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements

16.   Supplemental Oil and Natural Gas Reserve Information (Unaudited) (continued)

Oil and Gas Reserve Information

General

The Company’s estimated net proved oil and gas reserves and the present value of estimated cash flows from those reserves are summarized below. Proved reserves represent estimated quantities of natural gas, crude oil and condensate that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under economic and operating conditions in effect when the estimates were made. Proved developed reserves are proved reserves expected to be recovered through wells and equipment in place and under operating methods used when the estimates were made.

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

Estimated Oil and Gas Reserve Quantities

The Company’s ownership interests in estimated quantities of proved oil and gas reserves and changes in net proved oil and gas reserves, all of which are located in the United States, are summarized below:

	Proved Reserves
	Oil and Natural Gas Liquids (barrels)	Gas (mcf)

Balance at May 31, 2007 and 2006	-	-

Extensions, discoveries and other additions	65,002	3,254,271
Production	(1,059)	(53,069)
Balance at May 31, 2008	63,943	3,201,202

	Proved Developed Reserves
Balance at May 31, 2007 and 2006	-	-
Balance at May 31, 2008	43,985	2,193,422

Southern Star Energy Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements

16.   Supplemental Oil and Natural Gas Reserve Information (Unaudited) (continued)

Oil and Gas Reserve Information (continued)

Estimated Oil and Gas Reserve Quantities (continued)

Amortization per unit of production (mcf) is $1.89.

There were no revisions of previous estimates of reserves or  purchases of minerals in-place during the years ended May 31, 2007 and 2006.

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

	May 31 ,2008	May 31, 2007

Future production revenues	$ 41,481,959	$ -
Future production costs	(9,477,136)	-
Future development costs	(10,776,000)	-
Future income taxes	-	-
Future net cash flows	21,228,823	-
10% annual discount for estimating future net cash flows	(12,730,567)	-
Standardized measure of discounted future net cash flows	$ 8,498,256	$ -

Future development costs include the estimated costs of bringing non-producing proved reserves into production.

17.	Subsequent Events

a)

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

b)

On August 8, 2008, the Company terminated its services agreement with Imperial referenced in Note 12(j). Concurrent with the termination of the services agreement, the Company agreed to compensate Imperial with respect the Macquarie Credit Agreement and the Amended Macquarie Credit Agreement as follows:

Southern Star Energy Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements

17.	Subsequent Events (continued)
•

An additional cash fee of $90,000 which represented the difference between 3% of the initial borrowing base of $5,000,000 under the Amended Macquarie Credit Agreement (or $150,000) and the $60,000 previously paid to Imperial, which represented 3% of the $2,000,000 borrowed in connection with the Macquarie Credit Agreement.

•	Issuance of a warrant to purchase 1,250,000 shares of the common stock of the Company for $1.00 determined as 5% of the $25,000,000 maximum commitment under the Amended Credit Agreement.
•

An additional cash fee in the amount of 3% of the gross proceeds of each funding in excess of the initial $5,000,000 borrowing base which the Company receives under the Amended Macquarie Credit Agreement until Imperial has received the total fee of $750,000 (or 3% of the $25,000,000 maximum commitment under the Amended Credit Agreement), of which $150,000 has already been paid.

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

Note: The Company has clarified this Item 8A(T) by revising certain of our disclosures in the Disclosure Controls and Procedures, Management’s Report on Internal Control Over Financial Reporting, and Changes in Internal Control Over Financial Reporting sections. No other disclosures in Item 8A(T) were clarified or amended.

Disclosure Controls and Procedures

At the end of the period covered by this report on Form 10-KSB/A for the year ended May 31, 2008, an evaluation was carried out under the supervision of and with the participation of the Company's management, including the Chief Executive Officer and (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of the Company's disclosure controls and procedures (as defined in Rule 13a - 15(e) and Rule 15d - 15(e) under the Exchange Act).  Based on that evaluation the CEO and the CFO have concluded that the Company's disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

Management conducted an evaluation of the design and operation of the Company’s internal control over financial reporting as of May 31, 2008 based on the criteria in a framework developed by the Company’s management pursuant to and in compliance with the principles and framework of the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, walkthroughs of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management has concluded that the Company's internal control over financial reporting was effective as of May 31, 2008 and no material weaknesses were discovered.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) or 15(d)-15(f)) that occurred during the quarter ended May 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.8	Private Placement Subscription dated September 18, 2007 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on October 15, 2007)
10.9	Convertible Debenture dated September 18, 2007 (incorporated by reference from our Current Report on Form 8-K filed on November 21, 2007)
10.10	Letter Agreement dated November 7, 2007 with VirtualCFO, Inc. doing business as VCFO (incorporated by reference from our Current Report on Form 8-K filed on November 7, 2007)
10.11	Consulting Agreement dated November 22, 2007 with Larry Keller (incorporated by reference from our Current Report on Form 8-K filed on December 6, 2007)
10.12	Stock Option and Subscription Agreement dated November 22, 2007 with Larry Keller (incorporated by reference from our Current Report on Form 8-K filed on December 6, 2007)
10.13	Consulting Agreement dated November 22, 2007 with Sierra Pine International, Inc. (incorporated by reference from our Current Report on Form 8-K filed on December 10, 2007)
10.14	Stock Option and Subscription Agreement dated November 22, 2007 with Sierra Pine International, Inc. (incorporated by reference from our Current Report on Form 8-K filed on December 10, 2007)
10.15	Agreement dated November 9, 2007 with William David Gibbs (incorporated by reference from our Current Report on Form 8-K filed on December 3, 2007)
10.16	Stock Option and Subscription Agreement dated November 27, 2007 with William David Gibbs (incorporated by reference from our Current Report on Form 8-K filed on December 3, 2007)
10.17	Consulting Agreement dated January 1, 2008 with Big Sky Management Ltd. (incorporated by reference from our Current Report on Form 8-K filed on January 7, 2008)
10.18	Crude Oil Purchase Agreement dated December 31, 2007 with Texon LP (incorporated by reference from our Quarterly Report on Form 10-QSB filed on April 15, 2008)
10.19	Assignment of Oil, Gas and Mineral Leases dated April 28, 2008 by Meagher Oil & Gas Properties Inc. (incorporated by reference from our Annual Report on Form 10-KSB filed on August 29, 2008)
10.20	Assignment of Oil, Gas and Mineral Leases dated April 28, 2008 by Meagher Oil & Gas Properties Inc.(incorporated by reference from our Annual Report on Form 10-KSB filed on August 29, 2008)
10.21	Assignment of Oil, Gas and Mineral Leases dated May 6, 2008 by Southern Star Operating, Inc.
10.22	Stock Option and Subscription Agreement dated June 4, 2008 with William David Gibbs (incorporated by reference from our Current Report on Form 8-K filed on June 23, 2008)
10.23	Agreement dated June 16, 2008 with Douglas M. Harwell (incorporated by reference from our Current Report on Form 8-K filed on July 8, 2008)
10.24	Stock Option and Subscription Agreement dated June 16, 2008 with Douglas M. Harwell (incorporated by reference from our Current Report on Form 8-K filed on July 8, 2008)
10.25

Amended and Restated $25,000,000 Senior First Lien Secured Credit Agreement with Macquarie Bank Limited and the various Lenders dated July 11, 2008 (incorporated by reference from our Current Report on Form 8-K filed on July 18, 2008)

10.26	Warrant No. 1A to Purchase Common Shares of Southern Star Energy Inc. (incorporated by reference from our Current Report on Form 8-K filed on July 18, 2008)

10.27	Warrant No. 2 to Purchase Common Shares of Southern Star Energy Inc. (incorporated by reference from our Current Report on Form 8-K filed on July 18, 2008)
10.28	Agreement dated August 8, 2008, with Imperial Capital, LLC (incorporated by reference from our Annual Report on Form 10-KSB filed on August 29, 2008)
10.29	Warrant No. 3 to Purchase Common Shares of Southern Star Energy Inc. (incorporated by reference from our Annual Report on Form 10-KSB filed on August 29, 2008)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

SOUTHERN STAR ENERGY INC.

By: /s/ William David Gibbs
April 3, 2009	William David Gibbs President, Chief Executive Officer, Secretary, and Director

By: /s/Christopher H. Taylor
April 3, 2009	Christopher H. Taylor Chief Financial Officer