Form 10-Q
period 2009-02-28
SOUTHERN STAR ENERGY INC.
filed 2009-04-14
CIK 1341315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

Large accelerated filer       Accelerated filer       Non-accelerated filer      Smaller Reporting Company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes       No

Number of Shares outstanding at April 10, 2009:	45,347,279

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NOTE: These consolidated financial statements reflect the Company’s Consolidated Balance Sheets at February 28, 2009 (unaudited) and May 31, 2008 (audited), the unaudited Consolidated Statements of Operations for the three months and nine months ended February 28, 2009 and February 29, 2008, and for the period accumulated from February 7, 2005 (date of inception) to February 28, 2009, unaudited Consolidated Statements of Cash Flows for the nine months ended February 28, 2009 and February 29, 2008, and for the period accumulated from February 7, 2005 (date of inception) to February 28, 2009, and the unaudited Consolidated Statement of Stockholders’ Equity (Deficit) for the period from May 31, 2008 to February 28, 2009, including entries that resulted from a restatement of the Company’s consolidated financial statements for prior periods.

Southern Star Energy Inc.

(An Exploration Stage Company)

Consolidated Balance Sheets

(in thousands)

	February 28, 2009 $	May 31, 2008 $
	(unaudited)
ASSETS

Current Assets

Cash	2,834	1,436
Accounts Receivable	391	336
Prepaids and other current assets	208	38

Total Current Assets	3,433	1,810

Deferred Financing Costs, net	2,231	−
Property and Equipment	22	20
Surety Bond	10	10
Oil and Gas Property (full cost method)		−
Proved	10,339	6,597
Unproved	2,588	−
Gross Oil and Gas Property	12,927	6,597
Less – Accumulated Depreciation, Depletion and Amortization	(8,133)	(109)
Oil and Gas Property, net (Note 2)	4,794	6,488

Total Assets	10,490	8,328

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts Payable and Accrued Liabilities	2,104	1,555
Revenue Payable	857	599
Exploration Advances (Note 2)	5,332	266
Other Current Liabilities	203	−
Bank Debt (Note 4)	5,000	−
Loan Payable, less unamortized discount of $425 (Note 4)	−	1,575
Due to Related Party (Note 5)	49	32

Total Current Liabilities	13,545	4,027

Asset Retirement Obligations (Note 3)	96	54

Total Liabilities	13,641	4,081

Contingency and Commitments (Notes 1 and 8)

Stockholders’ Equity (Deficit)

Common Stock (Note 7) Authorized: 843,750 shares, par value $0.001 Issued: 45,347 shares (May 31, 2008 – 44,801 shares)	45	45

Additional Paid-In Capital	13,735	9,852

Common Stock Subscribed	35	35

Deficit Accumulated During the Exploration Stage	(16,966)	(5,685)

Total Stockholders’ Equity (Deficit)	(3,151)	4,247

Total Liabilities and Stockholders’ Equity (Deficit)	10,490	8,328

The accompanying notes are an integral part of these consolidated financial statements.

Southern Star Energy Inc.

(An Exploration Stage Company)

Consolidated Statements of Operations

(unaudited)

(in thousands, except per share amounts)

	Accumulated From February 7, 2005 (Date of Inception) to February 28,	Three Months Ended February 28,	Three Months Ended February 29,	Nine Months Ended February 28,	Nine Months Ended February 29,
	2009	2009	2008	2009	2008
	$	$	$	$	$

Revenue	1,862	231	129	1,236	152

Operating Expenses

Depletion, depreciation and amortization (Note 2)	8,142	5,379	22	8,030	88
General and administrative	5,353	834	909	2,771	1,258
Lease operating expenses	685	162	17	482	38
Production taxes	148	18	-	55	-

Total Operating Expenses	14,328	6,393	948	11,338	1,384

Loss Before the Following Items	(12,466)	(6,162)	(819)	(10,102)	(1,232)

Other Expenses

Accretion of discount on debt (Note 4)	(1,646)	-	-	(425)	(1,082)
Financing costs (Note 4)	(2,512)	(233)	-	(600)	(406)
Interest on loans and convertible debentures (Note 4)	(321)	(69)	-	(154)	(87)

Total Other Expenses	(4,479)	(302)	-	(1,179)	(1,575)

Loss Before Discontinued Operations	(16,945)	(6,464)	(819)	(11,281)	(2,807)

Discontinued operations	(21)	-	-	-	-

Net Loss	(16,966)	(6,464)	(819)	(11,281)	(2,807)

Net Loss Per Share – Basic and Diluted		(0.14)	(0.02)	(0.25)	(0.08)

Weighted Average Number of Shares Outstanding – Basic and Diluted		45,070	37,620	44,909	33,069

The accompanying notes are an integral part of these consolidated financial statements.

Southern Star Energy Inc.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Accumulated From February 7, 2005 (Date of Inception) to February 28, 2009 $	Nine Months Ended February 28, 2009 $	Nine Months Ended February 28, 2008 $
Operating Activities

Net loss	(16,966)	(11,281)	(2,807)

Adjustments to reconcile net loss to net cash provided by (used in)operating activities:
Accretion of debt discount	1,646	425	1,082
Common stock subscribed	35	−	20
Depreciation, depletion and accretion	8,142	8,030	1
Intrinsic value of convertible units and fair value warrants issued as finance fees	1,775	−	406
Interest accrued on convertible debt	4	−	(75)
Shares issued for consulting services	51	36
Stock-based compensation	1,854	973	624
Amortization of deferred financing costs	600	600	−

Changes in operating assets and liabilities

Accounts receivable	(381)	(55)	(91)
Prepaids and other	234	30	209
Accounts payable and accrued liabilities	1,028	61	214
Deferred revenue	19	−	−
Due to related parties	21	16	47
Exploration advances	5,332	5,066	1,756

Net Cash Provided By (Used in) Continuing Operations	3,394	3,901	1,386
Discontinued operations	(38)	−	−

Net Cash Provided By (Used in) Operating Activities	3,356	3,901	1,386

Investing Activities
Acquisition of property and equipment	(28)	−	−
Surety bond	(10)	−	−
Oil and gas property expenditures	(10,948)	(5,547)	(2,201)

Net Cash Used in Investing Activities	(10,986)	(5,547)	(2,201)

Financing Activities
Deferred costs	(161)	(161)	(25)
Proceeds from issuance of common stock	493	205	−
Proceeds from common stock subscribed	1,850	−	−
Proceeds from loan payable	5,000	3,000	−
Proceeds from convertible units	580	−	580
Advances from related parties	6	−	−
Proceeds from issuance of convertible debentures	2,700	−	1,300

Net Cash Provided by Financing Activities	10,468	3,044	1,855

Effect of exchange rate on cash	(4)	−	−

Change in Cash	2,834	1,398	1,040

Cash – Beginning	−	1,436	738
Cash – Ending	2,834	2,834	1,778

Supplemental Disclosures:
Oil and gas property expenditures recorded in accounts payable and accrued liabilities	2,115	2,115	920
Issuance of warrants for financing fees	4,930	2,670	−
Asset retirement obligations recorded in oil and gas property	96	41	31
Cash paid for:
Interest	158	154	−
Income taxes	−	−	−

The accompanying notes are an integral part of these consolidated financial statements.

Southern Star Energy Inc.

(An Exploration Stage Company)

Consolidated Statement of Stockholders’ Equity (Deficit)

Period from May 31, 2008 to February 28, 2009

(unaudited)

(in thousands, except share amounts)

	Common Shares Number Amount		Additional Paid-in Capital	Common Stock Subscribed	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
		$	$	$	$	$

Balance – May 31, 2008	44,800,944	45	9,852	35	(5,685)	4,246

Shares issued for consulting services (Note 7)	46,335	−	36	−	−	36
Fair value of warrants issued for financing fees (Notes 4 and 6)			1,729	−	−	1,729
Fair value of warrants issued for financing fees (Notes 4 and 6)			941	−	−	941
Stock-based compensation (Note 6)			972	−	−	972
Shares issued to director	500,000	−	205			205
Net loss for the period					(11,281)	(11,281)

Balance – February 28, 2009	45,347,279	45	13,735	35	(16,966)	(3,151)

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

The Company has been in the exploration stage since completion of its restructuring in November, 2006 and has not yet realized significant revenues from its planned operations. Previously, it was in the development stage, pursuant to Statements of Financial Accounting Standards (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”, and had not generated or sustained significant revenues. These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the exploration stage are dependent upon its successful efforts to raise additional equity or debt financing to continue operations and generate sustainable significant revenue. There is no guarantee the Company will be able to raise adequate equity financing or generate profitable operations. As of February 28, 2009, the Company has a working capital deficit of $10,112,000 and has incurred losses of $16,966,000 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management of the Company has undertaken steps as part of a plan with the goal of sustaining Company operations for the remainder of the fiscal year and beyond. These steps include: (a) continuing efforts to raise additional capital and/or other forms of financing; and (b) controlling overhead and expenses. There can be no assurance that any of these efforts will be successful.

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

The Company’s portion of exploration and development costs incurred during the quarter ended February 28, 2009, was $2,535,000.

The Company recorded an impairment of oil and gas properties in the amount of $5,196,000 for the three months ended February 28, 2009 as a result of the full cost ceiling test at February 28, 2009. In determining the future cash flows used in performing the full cost ceiling test, the Company utilized a natural gas price of $3.39 per Mcf and an oil price of $51.05 per barrel, which represented spot prices in April 2009. Had the Company utilized the spot prices on February 28, 2009, the impairment recorded at February 28, 2009, would have been $6,452,000. Additionally,

Southern Star Energy Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

the Company recorded an impairment of oil and gas properties in the amount of $2,202,000 at August 31, 2008. The weighted average natural gas price utilized for the August 31, 2008 ceiling impairment evaluation was $8.22 per Mcf, held constant, as compared to $10.67 for the May 31, 2008 ceiling impairment evaluation, at which time there was no impairment. There was no impairment recorded during the nine-month ended February 29, 2008.

At February 28, 2009, the Company’s working interest partners have prepaid $5,332,000 towards future costs which have been recorded as exploration advances on the balance sheet. At February 28, 2009, the Company recorded $391,000 receivable from oil and gas sales and $857,000 of oil and gas sales payable to its working interest partners and royalty owners.

3.	Asset Retirement Obligation

The Company’s asset retirement obligations (“ARO”) in regards to Sentell Field relate to site restoration.

A reconciliation between the opening and closing ARO balance is provided below:

February 28, 2009 $

Asset retirement obligations – beginning of period	54,000
Liabilities incurred	37,000
Liabilities settled	-
Accretion	5,000

Total asset retirement obligations	96,000

In accordance with Statement of Financial Accounting Standards No. 143 “Accounting for Asset Retirement Obligations,” the Company measured the ARO’s at fair value and properly capitalized this to the oil and gas property accounts. The ARO’s will accrete to $171,000 over a period of seven years at which it is expected to be settled. A discount rate of 10% and an inflation rate of 2.5% were used to calculate the present value of the ARO’s. The corresponding accretion at February 28, 2009, of $5,000 has been included in depletion, depreciation and amortization. Actual retirement costs will be recorded against the ARO’s when incurred. Any difference between the recorded ARO’s and the actual retirement costs incurred will be recorded as a gain or loss in the period of settlement.

4.	Bank Debt

On May 16, 2008, the Company and Macquarie Bank Limited (“Macquarie”) entered into a credit agreement (the “Macquarie Credit Agreement”) to receive advances up to $2,000,000 with a maturity date of September 13, 2008, which the Company received in full on May 20, 2008. The advances accrued interest at the lesser of the prime rate plus 2% and the highest lawful rate with interest payable on the last day of each month. Pursuant to the terms of the agreement, all proceeds from the sale of oil and gas by the Company were assigned to Macquarie until all amounts outstanding are paid in full. In connection with the Macquarie Credit Agreement, the Company issued the lender a warrant to purchase 750,000 shares of common stock at $1.00 per share until May 16, 2013. The Company recorded the fair value of the warrant of $486,000 as additional paid-in capital and recorded an equivalent discount, which will be expensed over the term of the agreement.

On July 11, 2008, the Company and Macquarie entered into a credit agreement (the “Amended Macquarie Credit Agreement”) to receive advances up to $25,000,000 with an initial borrowing base of $5,000,000. The Amended Macquarie Credit Agreement amends and restates the previous credit agreement described above in its entirety. On July 16, 2008, the Company received an advance of approximately $2,500,000 and received advances for the remaining $2,500,000 throughout the nine months ended February 28, 2009. The advances accrue interest at the lesser of the prime rate plus 2% and the highest lawful rate. Interest payments must be made on the last day of each month and all interest and advances must be repaid by July 11, 2011, the maturity date. Pursuant to the terms of the Amended Macquarie Credit Agreement, all proceeds from the sale of oil and gas by the Company will be assigned to Macquarie while amounts are outstanding under the agreement.

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

At February 28, 2009, the Company was not in compliance with its current ratio covenant. To date, Macquarie has not taken any adverse actions related to the non-compliance and has continued to fulfill funding requests knowing the Company is not in compliance.  The Company has initiated and continues to pursue efforts to remedy the noncompliance and expects such efforts to be successful.

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

Pursuant to a financial services agreement and in connection with the Macquarie Credit Agreement, the Company paid Imperial Capital, LLC (“Imperial”) $60,000 of financing fees, $50,000 in additional expenses and was obligated to issue a warrant exercisable to purchase 100,000 shares of common stock at $1.00. Additionally, in connection with the Amended Macquarie Credit Agreement, the Company paid Imperial a cash fee of $90,000 and issued a warrant to purchase 1,250,000 shares of the Company’s common stock until July 11, 2013. Furthermore, the Company will owe Imperial the amount of 3% of the gross proceeds of each funding in excess of the initial $5,000,000 borrowing base the Company receive under the Amended Macquarie Credit Agreement until Imperial has received the total fee of $750,000, of which $150,000 has been paid.

The issuance-date fair value of the warrants issued to Macquarie ($1,728,852) and Imperial ($940,908) have been recorded as deferred financing costs with a related adjustment to additional paid-in capital. Additionally, the Company incurred an additional $161,337 in legal and other direct costs in connection with the Amended Macquarie Credit Agreement that have been recorded as deferred financing costs. Such deferred financing costs are being amortized to financing costs over the three-year term of the agreement using a method that approximates the interest method.

5.	Related Party Transactions

During the three-month and nine-month periods ended February 28, 2009, the Company incurred $151,000 and $343,000, respectively, for consultation services payable to a company wholly-owned by a director of the Company, of which $49,000 remained unpaid at February 28, 2009. In addition, the Company paid $45,000 and $117,000 for the three-month and nine-month periods ended February 28, 2009, respectively, to a company for consulting services rendered to the Company by a director of the Company. These transactions are in the normal course of business and are recorded at the exchange amount, which is the consideration agreed to by the related parties.

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

During the three-month and nine-month periods ended February 28, 2009, the Company recorded stock-based compensation expense of $272,000 and $973,000, respectively.  As of February 28, 2009, there was $2,153,000 of total unrecognized compensation costs related to nonvested share-based compensation arrangements granted under the Plan, which are expected to be recognized over a weighted-average period of 2.0 years. The weighted-average grant-date fair value of stock options granted during the nine-months ended February 28, 2009 was $0.68 per share. No stock options were exercised during the nine months ended February 28, 2009 and 2008. The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton model using assumptions discussed below. The weighted-average expected volatility of 112% at the grant date was based on the volatility of the Company’s stock price. The expected term of the options granted of 3.5 years is based on the time period the options are expected to be outstanding. The risk-free interest rate of between 1.83% and 3.73% is based on the U.S. Treasury rate of a note with the expected maturity of the expected term of the options. The Company has not considered a dividend payment in its calculation and believes that forfeitures will not be significant.

Warrants

On July 11, 2008, pursuant to the Amended Macquarie Credit Agreement, the Company issued a warrant to purchase 750,000 shares of common stock at $1.00 per share until July 11, 2013 in exchange for the warrant to purchase 750,000 shares of common stock at $1.00 previously issued to Macquarie. Also in connection with the Amended Macquarie Credit Agreement, the Company issued Macquarie a warrant to purchase 1,897,419 shares of common stock at $1.00 per share until July 11, 2013 and issued Imperial a warrant to purchase 1,250,000 shares of the Company's common stock at $1.00 per share until July 11, 2013.

7.	Common Stock

a)

On November 13, 2006, the Company completed a 7.5:1 forward stock split on the basis of 7.5 new shares of common stock in exchange for every old share of common stock outstanding. On March 22, 2007, the Company effected a 1.5:1 forward stock split of the authorized, issued and outstanding common stock. All per share amounts have been retroactively restated to reflect the forward stock splits.

b)	During the nine months ended February 28, 2009, the Company issued 46,335 shares of common stock with a fair value of $36,000 pursuant to a marketing agreement, which was subsequently terminated.

c)	On January 21, 2009, the Company issued 500,000 shares of common stock to a director of the Company for proceeds of $205,000.

Southern Star Energy Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

8.	Commitments
a)	On January 1, 2008, the Company entered into a consulting agreement with the former CEO of the Company to provide consulting services in exchange for $10,000 per month for an indefinite period.
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

$
2009	9,000
2010	35,000
2011	33,000

77,000
c)

On May 20, 2008, the Company entered into a consulting agreement with an investor communications consulting firm to provide investor communications services on behalf of the Company in consideration for a minimum fee of $3,000 per month for an initial period of one year.

d)

On February 27, 2007 the Company entered into a services agreement with a consultant to provide consulting services in consideration for $140 per hour of services and 375,000 shares of the Company’s common stock. The Company is to issue 187,500 shares upon the generation of revenues from Sentell Field in excess of all costs reasonably incurred in relation to the drilling of the well. The Company is also obligated to issue 187,500 shares to be held in escrow for a period of one year upon Sentell Field generating more than 15 billion cubic feet equivalent of natural gas or having reserves greater than $75,000,000 calculated on a 10% discounted cash flow basis. As of February 28, 2009, no shares have been issued under this services agreement.

e)

On February 15, 2007, the Company entered into a services agreement with a consultant to provide consulting services in consideration for $75 per hour of services and 375,000 shares of the Company’s common stock. The Company is to issue 187,500 shares upon the generation of revenues from Sentell Field in excess of all costs reasonably incurred in relation to the drilling of the well. The Company is also obligated to issue 187,500 shares to be held in escrow for a period of one year upon Sentell Field generating more than 15 billion cubic feet equivalent of natural gas or having reserves greater than $75,000,000 calculated on a 10% discounted cash flow basis. As of February 28, 2009, no shares have been issued under this services agreement.

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

Effective June 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157), which established a framework for measuring fair value in generally accepted accounting principles, clarified the definition of fair value within that framework, and expanded disclosures about the use of fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, in February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FA5 157-2, Effective Date of FASB Statement No. 157 (FSP No. 157-2), which deferred the effective date of SFAS No. 157 for one year for non-financial assets and liabilities, except for certain items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

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

In May 2008, the FASB issued FSP 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) “. FSP 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP 14-1 is effective for fiscal years beginning after December 15, 2008, on a retroactive basis. The Company has not yet determined the impact that the implementation of FSP 14-1 will have on its consolidated financial statements.

On December 31, 2008, the SEC published the final rules and interpretations updating its oil and gas reporting requirements. Many of the revisions are updates to definitions in the existing oil and gas rules to make them consistent with the petroleum resource management system, which is a widely accepted standard for the management of petroleum resources that was developed by several industry organizations. Key revisions include changes to the pricing used to estimate reserves utilizing a 12-month average price rather than a single day spot price which eliminates the ability to utilize subsequent prices to the end of a reporting period when the full cost ceiling was exceeded and subsequent pricing exceeds pricing at the end of a reporting period, the ability to include nontraditional resources in reserves, the use of new technology for determining reserves, and permitting disclosure of probable and possible reserves. The SEC will require companies to comply with the amended disclosure requirements for registration statements filed after January 1, 2010, and for annual reports on Form 10-K for fiscal years ending on or after December 15, 2009. Early adoption is not permitted. The Company is currently assessing the impact that the adoption will have on the Company’s disclosures, operating results, financial position and cash flows.

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

Overview

We are an exploration stage company engaged in the acquisition, exploration and exploitation of prospective oil and gas properties. We currently hold a 40% working interest in approximately 5,400 acres in an area north of Shreveport in Bossier Parish, Louisiana, commonly referred to as the Sentell Field. Initial drilling in the field has resulted in proved reserves of approximately 10 Bcfe (billions of cubic-feet equivalent) and net production of 600 MCFED (thousand cubic-feet equivalent per day). Southern Star Operating, our wholly owned subsidiary, is the operator of the field by virtue of a contract operating agreement. We are undertaking exploration activities and are in the early stages of developing the properties pursuant to the leasehold rights we have acquired within the Sentell Field. As partial owner of the working interest in and to the leasehold rights, we, together with the other interest holders, have the exclusive right to explore and exploit any oil and gas and mineral resources contained in the Sentell Field.

Through the contractual arrangements governing the acquisition of leasehold interests in Sentell Field, Meagher Oil and Gas, an independent leasing agent, acquired, then reassigned the 100% working interest in the leasehold positions covering the Sentell Field to the following non-affiliated parties: Dynamic Resources Corp. holds a 20% working interest; Southern Star Energy holds a 40% working interest; and Ramshorn Investments, Inc. holds the remaining 40% working interest. The leases in the field are subject to a royalty interest of approximately 24%. As a result, the holders of the working interests are entitled to receive 76% of any gross production revenues from the field and the holders of the royalty interest are entitled to the remaining 24%. The royalty interests are held by various individual lessors and other entities. The royalty interest holders are not responsible for any exploration, development or operating costs.

Fiscal Year 2009 Plan of Operations

We are an exploration stage oil and gas company. We estimate our general operating expenditures for the remainder of this fiscal year ending May 31, 2009, to be as follows:

Estimated Operating Expenditures For the Remainder of this Fiscal Year
Operating Expenditures
Drilling Costs	$840,000
General and Administrative Expenditures	540,000
Debt Service	66,000
Total	$1,446,000

We do not currently have sufficient capital to fund our estimated expenditures for the remainder of the fiscal year and intend to fund the expenditures through operating revenue and debt and/or equity financing. There can be no assurance that such financing will be available on acceptable terms, if at all. See, “Liquidity and Capital Resources,” below.

Drilling Costs

By the close of fiscal 2008, our company had drilled six wells, including five successful Cotton Valley formation test wells, all of which are producing. We have also laid a 15,000 foot gathering system and central processing and metering facility to service the five producers.

Based on the satisfactory results of our deep Cotton Valley wells, the Company has embarked on our 2009 program to continue to drill additional wells to define the core productive outlines of the Cotton Valley formation within our acreage. An additional critical objective of this program is to assess the presence and potential of the Haynesville Shale within our acreage position.

In late August 2008, the first of the new wells, the Cash Pointe Plantation 30-1 reached a total depth of 9,500 feet and successfully logged the Cotton Valley . Production casing has been run to total depth and the well is currently awaiting extension of the field gathering system prior to completion.

Following the successful drilling of the Cash Pointe well, the rig moved to our second location, the Atkins-Lincoln 17-2 well. This well was designed to assess both Cotton Valley as well as Haynesville potential. In October 2008, the Company announced that the Atkins-Lincoln 17-2 had reached a depth of 9,500 feet and encountered 68 feet of net effective gas pay in the Cotton Valley Formation. Subsequently, casing was set at 9,500 feet and we continued to drill to a total depth of 11,300 feet where we successfully logged the targeted Haynesville interval. The well encountered a gross productive interval of 327 feet of gas-filled porosity, indicating a thickening of the Haynesville productive interval under our leasehold.

After the successful discovery in the Haynesville Shale at the Atkins-Lincoln 17-2 location, we moved the rig approximately 1.5 miles south-southwest to the A.S. Burt 20-1 location. The Burt well was also designed as a combination Cotton Valley and Haynesville delineation well. At intermediate pipe depth, the results of the A.S. Burt 20-1 location were consistent with the Company’s earlier Cotton Valley locations. In November 2008, we reached total depth of 11,220 feet where once again we successfully logged the targeted Haynesville interval. The well encountered a gross productive interval of 249 feet of gas-filled porosity, further confirming the presence of a thick productive interval in the Haynesville Shale under our leasehold.

Each of the Company’s eight Cotton Valley wells has similar log characteristics, and six of these wells are currently flowing into sales lines. The sixth well is awaiting a pipeline connection. Both the A.S. Burt 20-1 and the Atkins-Lincoln 17-2 will be completed in the Haynesville Shale, pending thorough analysis and completion design.

In December 2008, we spud the Moore 20-1 well, the fourth well in our 2008 development program. The well successfully logged the Cotton Valley interval and came on production in late February 2009.

Based on the petrophysical results over the Haynesville Shale intervals in the Atkins-Lincoln 17-2 and the A.S. Burt 20-1 wells, the company revised its near term strategy to focus on exploiting these discoveries and follow up with a third location to further define the Haynesville potential. This caused and will cause our near-term attention to be re-directed to the Haynesville completions as well as increasing our pipeline capacity in the field. This program will have the additional benefit of continuing to secure our leasehold position while allowing us to defer Cotton Valley development plans until oil and natural gas prices improve.

On February 19, 2009, the Company spud its third Haynesville delineation well, the Boyce Pate 16-1. This well successfully encountered its Cotton Valley target, logging 66 feet of net gas pay in the Davis Sand intervals before the Company drilled ahead to further evaluate the well’s Haynesville potential. The Boyce Pate 16-1 well reached total depth of 11,200 feet on March 21, 2009. Wireline logging and mud log shows indicate the Boyce Pate 16-1 well encountered 177 feet of net porous Haynesville Shale over a gross interval of 395 feet.

After these delineation wells are completed and tested, we intend to continue developing the Sentell Field at a pace appropriate to conditions and capital constraints. Our 5,400-acre Sentell Field has the potential for about 35 Cotton Valley and 35 Haynesville wells positioned on 160-acre spacing. Numerous vertical and horizontal wells have been drilled, logged and put into production from the Haynesville formation within a 30-mile radius of our acreage in the Sentell Field. However, until we determine the extent of the productive limits of the project, we will not know the full extent of development costs to bring the acreage to production. We intend to complete step-out drilling to extend the productive limits of acreage. We estimate that our exploration costs for the remainder of the fiscal year will be approximately $840,000, consisting of concluding drilling operations on the Boyce Pate 16-1, additional stimulation work on certain Cotton Valley wells and infrastructure improvements. See, “Capital Expenditures,” below.

General and Administrative Expenses

We expect to incur general and administrative costs in the amount of approximately $540,000 during the remainder of our fiscal year. General and administrative costs primarily include compensation arrangements with our employees and consultants, which are described in more detail below.  Further, general and administrative costs including on-going legal, accounting and audit expenses to comply with our reporting responsibilities as a public company under the Exchange Act, insurance, rent, software, office supplies and office equipment.

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

Effective June 16, 2008, we entered into an agreement with Douglas M. Harwell, whereby we agreed to employ Mr. Harwell as our operations manager. Mr. Harwell will be retained as our operations manager in consideration for, among other things: (i) a base salary of $160,000 per year; (ii) incentive bonuses as set forth in the employment agreement; and (iii) the grant of a stock option to purchase up to 250,000 shares of our common stock at a price of $1.00 per share, exercisable until June 16, 2013(one-third of the options will vest on each of the first three anniversaries of June 16, 2008).

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

On November 22, 2007, we entered into a consulting agreement with Larry Keller, whereby Larry Keller agreed to provide consulting services to our company for a consulting fee of $175 per hour and the grant of a stock option to purchase up to 500,000 shares of our common stock at a price of $1.09 per share, exercisable until November 22, 2009(half of the options vested on November 22, 2007 and half vested on November 22, 2008). On May 30, 2008, we paid a cash bonus of approximately $25,000 per well upon the successful completion of our company’s following three wells: Lincoln Atkins 18-1; Lincoln Atkins 8-1; and Atkins 18-2.

On June 18, 2007, the Company entered into a services agreement with Imperial Capital Ltd. (“Imperial”), a financial advisor, to provide services related to assisting the Company in future financing activities in consideration of a 8% cash fee and a warrant to purchase the higher of 8% of the dollar amount or the number of equity securities issued in the financing or 8% of the face value of any debt securities sold in the financing on at least the following minimum terms and conditions: (i) purchase price of $0.01, (ii) exercise price set at the closing price of the Company’s common stock on the closing date of the financing; (iii) warrant term of 3 years; and (iv) the Company has the right on 15 days written notice to require the Imperial to exercise the warrant so long as the closing price of the common shares of the Company equals or exceeds $1.75 per common share for at least 20 consecutive trading days prior to the date of the call notice. The Company paid an initial cash deposit of $25,000 to be set against expenses of the advisor, of which $24,396 had been expensed and $604 had been recorded as a deferred cost at May 31, 2008. Upon successful completion of the future financing, this cost will be recorded as a reduction of additional paid-in capital. If the future financing is not successfully completed, this cost will be charged to the consolidated statement of operations. On April 23, 2008, the Company amended this agreement. The Company agreed to pay a cash fee on future financings equal to 3.0% of the face amount of senior first lien debt securities, 4.0% of the face amount of other senior or mezzanine debt securities, 6.0% of the face amount of equity securities. The Company will also grant a warrant to purchase the higher of 5% of the dollar amount or the number of equity securities issued or 5% of the face amount of any debt securities at a purchase price of $0.01 with an exercise price equal to the closing price of the Company’s common stock on the closing date of the financing for 3 years. Upon entering into the $2,000,000 Credit Agreement with Macquaire Bank Limited (“Macquarie”) in May 2008, the Company paid $60,000 of financing fees and issued 100,000 warrants with a fair value of $85,758. Additionally, in connection with the Amended Credit Agreement with Macquarie, the Company paid to Imperial $90,000 in cash, agreed to pay Imperial in cash the amount of 3% of the gross proceeds of each funding in excess of the initial $5 million borrowing base which the Company receives under the Macquarie credit agreement until Imperial has received $750,000, and issued to Imperial a warrant to purchase 1,250,000 shares of common stock of the Company. On August 8, 2008, the Company terminated this agreement.

On May 3, 2007, the Company entered into a marketing agreement with RedChip Companies Inc. (“RedChip”) for an initial term of 12 months in consideration of $7,500 per month, and commencing August 1, 2007, an equivalent value of $5,000 per month payable in shares of the Company’s common stock, the value of which was to be determined based upon the closing price of the shares as reported by StockWatch Inc. on the first business day of each quarterly period. The shares were to be issued by the Company to RedChip on a quarterly basis no later than ten days after the first day of each subsequent quarter. On December 11, 2007, the Company issued 18,750 for $15,000 of consulting services shares pursuant to the consulting agreement and at May 31, 2008, $35,000 was included in common stock subscribed. During the nine months ended February 28, 2009, the Company issued 46,335 shares of common stock with a fair value of $36,000 pursuant to the agreement and subsequently terminated this agreement.

On February 27, 2007 the Company entered into a services agreement with Sierra Pine Resources (a company wholly-owned by Bruce Ganer, our Vice President of Exploration and Development), a consultant who provides consulting services in consideration for $140 per hour of services and 375,000 shares of the Company’s common stock. The Company is to issue 187,500 shares upon the generation of revenues from the Sentell Field in excess of all costs reasonably incurred in relation to the drilling of the well. The Company is also obligated to issue 187,500 shares to be held in escrow for a period of one year upon the Sentell Field generating more than 15 billion cubic feet equivalent of natural gas or having reserves greater than $75,000,000 calculated on a 10% discounted cash flow basis. As of February 28, 2009, no shares have been issued under this services agreement.

On February 15, 2007, the Company entered into a services agreement with Rylar & Associates, Inc., a consultant who provides consulting services in partial consideration for 375,000 shares of Common Stock. The Company is to issue 187,500 shares upon the generation of revenues from the Company’s Sentell Field property in excess of all costs reasonably incurred in relation to the drilling of the wells. The Company is also obligated to issue 187,500 shares to be held in escrow for a period of one year upon the Sentell Field generating more than 15 billion cubic feet equivalent of natural gas or having reserves greater than $75,000,000 calculated on a 10% discounted cash flow basis. As of February 28, 2009, no shares have been issued under this services agreement.

Debt Service

We expect to incur $66,000 in interest expenses for the remainder of the fiscal year ending May 31, 2009. These interest expenses are related to debt outstanding under our credit facility with Macquarie Bank Limited and assume the interest rate remains 5.25%, our current interest rate . Should we be determined to be in default under our credit facility, our interest rate will increase to 9.25%. We do not anticipate paying any principal on the credit facility until the maturity date of July 11, 2011.

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

Three months ended February 28, 2009 compared to three months ended February 29, 2008

Net Loss. We reported a net loss of $6,464,000 for the three months ended February 28, 2009 compared to a net loss of $819,000 for the three months ended February 28, 2008. The increase in net loss is due primarily to a full cost ceiling impairment in the amount of $5,196,000 described more fully below as well as increases in production costs.

Revenues. We reported revenues from the production of oil and natural gas of $231,000 for the three months ended February 28, 2009 compared to revenues of $129,000 for the three months ended February 29, 2008. The increase in revenues is attributable to the successful drilling and completion of six wells in the Sentell Field. Revenues decreased by $7,000 for the three months ended February 28, 2009 compared to the three months ended November 30, 2008, primarily a result of lower product prices.

Depletion, depreciation and amortization. Depletion, depreciation and amortization for the period was $5,379,000 for the three months ended February 28, 2009 compared to depletion, depreciation and amortization of $22,000 for the three months ended February 29, 2008. Included in this amount are impairments of oil and gas properties totaling $5,196,000 as a result of the ceiling test requirements.  In determining the future cash flows used in performing the full cost ceiling test, the Company utilized a natural gas price of $3.39 per Mcf and an oil price of $51.05 per barrel, which represented spot prices in April 2009. Had the Company utilized the spot prices on February 28, 2009, the impairment recorded at February 28, 2009, would have been $6,452,000.

General and administrative. For the three months ended February 28, 2009, we recorded general and administrative expenses of $562,000 compared to $443,000 for the three months ended February 29, 2008. The increases were primarily attributable to increased business activity related to development of our properties; hiring a chief financial officer and operations manager between February 29, 2008, and February 28, 2009; implementing improvements to our corporate governance and public company reporting and exploring business development opportunities. We anticipate that our general and administrative expenses will continue at these levels and anticipate that our business activities may increase in future periods.

Additionally, for the three months ended February 28, 2009, we recorded stock-based compensation expenses of $272,000 compared to $466,000 for the three months ended February 29, 2008. The decrease is primarily attributable to certain options vesting in November 2008 and the recording of costs in the 2008 period related to the repricing of certain options in February 2008.

Production costs. We recorded production costs of $162,000 for the three months ended February 28, 2009 compared to $17,000 in production costs for the three months ended February 29, 2008. The increase in production costs is attributable to production resulting from the successful drilling and completion of six wells in the Sentell Field. Production costs may increase in future periods as a result of our current drilling program, under which we project we will drill additional wells, assuming adequate financing is available on acceptable terms, if at all.

Financing costs. We also recognized financing costs of $233,000 in the quarter ended February 28, 2009, which represents a portion of the financing costs related the $25,000,000 Credit Agreement entered into in July 2008. The Credit Agreement is discussed further under ‘Liquidity and Capital Resources’ below. In connection with the Credit Agreement, we recorded deferred financing costs of $2,831,000 which will be amortized to financing costs using a method approximating the interest method over the three-year term of the Credit Agreement. There were no financing costs for the same period in 2008. We anticipate we will raise additional capital during the fourth quarter of the fiscal year ending May 31, 2009, which will result in an increase in financing costs. There can be no assurance that additional financing will be available on acceptable terms, if at all

Interest expense. For the three months ended February 28, 2009, we recognized $69,000 in interest expense related to debt outstanding under our agreement with Macquarie Bank Limited. For the three months ended February 29, 2008, we recorded no interest expense as no debt was outstanding. Interest expense is expected to increase during the last quarter of the fiscal year ending May 31, 2009, if we obtain additional debt financing. There can be no assurance that additional debt financing will be available on acceptable terms, if at all, or that our borrowing base with Macquarie will be increased (see “Liquidity and Capital Resources,” below).

Nine months ended February 28, 2009 compared to nine months ended February 29, 2008

Net Loss. We reported a net loss of $11,281,000 for the nine months ended February 28, 2009 compared to a net loss of $2,807,000 for the three months ended February 28, 2008. The increase in net loss is due primarily to full cost ceiling impairments in the amount of $7,398,000 described more fully below as well as increases in production costs.

Revenues. We reported revenues from the production of oil and natural gas of $1,236,000 for the nine months ended February 28, 2009 compared to $152,000 in revenues for the nine months ended February 29, 2008. The increase in revenues is attributable to the successful drilling and completion of six wells in the Sentell Field.

Depletion, depreciation and amortization. Depletion, depreciation and amortization for the nine-month period ended February 28, 2009 was $8,030,000. Included in this amount are impairments of oil and gas properties totaling $7,398,000 as a result of the ceiling test impairments as of February 28, 2009 ($5,196,000) and August 31, 2008 ($2,202,000). In determining the future cash flows used in performing the full cost ceiling test at February 28, 2009, the Company utilized a natural gas price of $3.39 per Mcf and an oil price of $51.05 per barrel, which represented spot prices in April 2009. Had the Company utilized the spot prices on February 28, 2009, the impairment recorded at February 28, 2009, would have been $6,452,000. There was depletion, depreciation and amortization recorded in the amount of $88,000 during the nine months ended February 29, 2008.

General and administrative. For the nine months ended February 28, 2009, we recorded general and administrative expenses of $2,771,000 compared to $1,258,000 for the nine months ended February 29, 2008. The increases were primarily attributable to increased business activity related to development of our properties; hiring a chief executive officer, chief financial officer, operations manager and land manager between February 29, 2008, and February 28, 2009; stock-based compensation; implementing improvements to our corporate governance and public company reporting and exploring business development opportunities. We anticipate that our general and administrative expenses will continue at or above these levels as we anticipate that our business activities may increase in future periods.

Production costs. We recorded production costs of $482,000 for the nine months ended February 28, 2009 compared to $38,000 in production costs for the three months ended February 29, 2008. The increase in production costs is attributable to production resulting from the successful drilling and completion of six wells in the Sentell Field. Production costs may increase in future periods as a result of our current drilling program, under which we project we will drill additional wells, assuming adequate financing is available on acceptable terms, if at all.

Accretion of discount on debt. In the nine months ended February 28, 2009, we recorded accretion of discount on debt of $425,250, which represents the remainder of the discount recorded in connection with the $2,000,000 credit agreement entered into in May 2008 with Macquarie Bank Limited. In the nine months ended February 29, 2008, we recorded accretion of discount on convertible debentures of $1,082,000; the convertible debentures have since been converted into shares of the Company.

Financing costs. We also recognized financing costs of $600,000 in the nine months ended February 28, 2009, which represents a portion of the financing costs related to the $25,000,000 Credit Agreement entered into in July 2008. The Credit Agreement is discussed further under ‘Liquidity and Capital Resources’ below. In connection with the Credit Agreement, we recorded deferred financing costs of $2,831,000 which will be amortized to financing costs using a method approximating the interest method over the three-year term of the Credit Agreement. We recorded no financing costs for the same period in 2008. We anticipate we will raise additional capital during the fourth quarter of the fiscal year ending May 31, 2009, which will result in an increase in financing costs. There can be no assurance that additional financing will be available on acceptable terms, if at all.

Interest expense. For the nine months ended February 28, 2009, we recognized $154,000 in interest expense related to debt outstanding under our agreements with Macquarie Bank Limited. For the nine months ended February 29, 2008, we recorded interest expense of $87,000. Interest expense may increase during the fourth quarter of the fiscal year ending May 31, 2009, if we obtain additional debt financing. There can be no assurance that our borrowing base with Macquarie will be increased (see “Liquidity and Capital Resources,” below), or that additional debt financing will be available on acceptable terms, if at all.

Liquidity and Capital Resources

As of February 28, 2009, we had a working capital deficiency of approximately $10,112,000 and had incurred losses of $16,966,000 since inception. As of February 28, 2009, we had current assets of $3,433,000 and current liabilities of $13,545,000. The current liabilities consisted of accounts payable and accrued liabilities, net revenue payable to working interest partners, exploration advances and amounts due to related parties.

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

Borrowings under the Credit Agreement may be used exclusively for the development of the properties listed in the Credit Agreement, general corporate purposes (as approved by the Administrative Agent), and the payment of the Administrative Agent’s costs associated with the loan. Upon closing, we drew an advance of $2.5 million, leaving $2.5 million available under the initial borrowing base. Prior to the advance, we had a working capital deficit of approximately $2,218,117, incurred primarily due to drilling expenses on two wells and a workover program on three other wells during the fiscal year ended May 31, 2008. We used the initial advance of $2.5 million to pay off the working capital deficit accumulated from that program. In the period from August 2008 to January 2009, we drew down an additional $2.5 million against the initial borrowing base to fund our 40% working interest share of the estimated costs of drilling and completing new Sentell Field wells. At February 28, 2009, we had no availability remaining under the initial borrowing base of the credit facility. The borrowing base will be redetermined no less than every six months, based upon the Administrative Agent’s review of the most recent reserve report (prepared by our engineers and setting forth our projected recoverable reserves of our company). Reserve reports are due to the Administrative Agent on or before each January 15 and July 15 until the maturity date. Within 30 days following receipt of the reserve report, the Administrative Agent will, in its sole discretion, make a determination of the borrowing base, which will be effective until the next redetermination date. The Administrative Agent will determine the borrowing base in accordance with its customary lending practices based on the maximum revolving loan amount supportable by our properties.

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

The Credit Agreement contains various positive covenants, including interest coverage ratio, current ratio and adjusted present value ratio covenants (as defined in the Credit Agreement), and certain negative covenants which prevent us from carrying out certain actions, including incurring specified debt or guaranties, suffering any change of control, merging into or consolidating with any other entity, declaring or paying any cash dividends or distributions. At February 28, 2009, the Company was not in compliance with its current ratio covenant. We have notified Macquarie of these deficiencies and Macquarie has continued to fulfill our funding requests knowing we are out of compliance.  The Company has initiated and continues to pursue efforts to remedy the noncompliance.  While we expect such efforts to be successful, there can be no assurance that we will be able to remedy the noncompliance.

We incurred a net loss of $11,281,000 for the nine months ended February 28, 2009 as compared to a net loss of $2,807,000 for the nine months ended February 29, 2008. We anticipate that losses will continue in the quarter ending May 31, 2009 due to lower oil and gas prices. We had current cash on hand as at February 28, 2009 of approximately $2,834,000.

As we anticipate that our estimated operating expenditures for the remainder of this fiscal year will be $1,446,000, we do not have sufficient working capital to enable us to complete our drilling program of exploration wells or to finance our normal operations for the remainder of the fiscal year. Accordingly, we plan on undertaking additional financing activities throughout the course of the fiscal year. We estimate that approximately $130,000 will be derived from Sentell Field production revenues. However, the decrease in oil and natural gas prices has adversely affected our revenues and may continue to do so, which may increase our reliance on debt and equity financing. Additionally, we estimate that we will be required to raise approximately $8,000,000 through the issuance of equity securities or through additional debt financing. Additional draw-downs on the credit facility with Macquarie Bank will depend upon the success of our future financings and the availability of additional credit under the credit facility pursuant to the terms of the Credit Agreement. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates.

Additionally, we estimate that we will be required to raise approximately $8,000,000 through the issuance of equity securities or through additional debt financing. We anticipate drawing down the remainder of the available credit in our revolving credit agreement with Macquarie Bank in the next few months to fund additional drilling. Additional draw-downs on the credit facility will depend upon the success of our future financings and the availability of credit under the credit facility. We are seeking to increase our borrowing base under the credit facility and expect a determination in the next few months. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates.

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

We anticipate that additional funding, when required, will be in the form of equity financing from the sale of our common stock or through debt financing. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through debt financing on commercially reasonable terms to fund operations. We do not currently have any arrangements in place for any future equity financing. For debt financing, the Company has a credit agreement with Macquarie Bank Limited that has an initial borrowing base of $5,000,000, none of which is available as of February 28, 2009, and a maximum limit of $25,000,000, as disclosed above under “Liquidity and Capital Resources”.

Capital Expenditures

We control our capital expenditures as the operator of the Sentell Field, which allows us to monitor and pace capital expenditures. Based on the success of our initial Haynesville delineation wells tempered by the global decline in product prices and restricted capital availability, we have extensively revised our 2009 capital program. For the remainder of fiscal 2009, our current plans include:

1.	Concluding drilling operations on our third Haynesville delineation well at an estimated net cost of $640,000;
2.	Additional stimulation work on two of Cotton Valley wells at an estimated net cost of $100,000; and
3.	Gathering system and road infrastructure improvements in Sentell Field at an estimated net cost of $100,000.

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

Going Concern

The Company has been in the exploration stage since completion of its restructuring in November, 2006 and has not yet realized significant revenues from its planned operations. Previously, it was in the development stage, pursuant to Statements of Financial Accounting Standards (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”, and had not generated or sustained significant revenues. These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the exploration stage are dependent upon its successful efforts to raise additional equity or debt financing to continue operations and generate sustainable significant revenue. There is no guarantee the Company will be able to raise adequate equity financing or generate profitable operations. As of February 28, 2009, the Company has a working capital deficit of $10,112,000 and has incurred losses of $16,966,000 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management of the Company has undertaken steps as part of a plan with the goal of sustaining Company operations for the remainder of the fiscal year and beyond. These steps include: (a) continuing efforts to raise additional capital and/or other forms of financing; and (b) controlling overhead and expenses. There can be no assurance that any of these efforts will be successful.

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

In May 2008, the FASB issued FSP 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) “. FSP 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP 14-1 is effective for fiscal years beginning after December 15, 2008, on a retroactive basis. The Company has not yet determined the impact that the implementation of FSP 14-1 will have on its consolidated financial position, results of operations or cash flows.

On December 31, 2008, the SEC published the final rules and interpretations updating its oil and gas reporting requirements. Many of the revisions are updates to definitions in the existing oil and gas rules to make them consistent with the petroleum resource management system, which is a widely accepted standard for the management of petroleum resources that was developed by several industry organizations. Key revisions include changes to the pricing used to estimate reserves utilizing a 12-month average price rather than a single day spot price which eliminates the ability to utilize subsequent prices to the end of a reporting period when the full cost ceiling was exceeded and subsequent pricing exceeds pricing at the end of a reporting period, the ability to include nontraditional resources in reserves, the use of new technology for determining reserves, and permitting disclosure of probable and possible reserves. The SEC will require companies to comply with the amended disclosure requirements for registration statements filed after January 1, 2010, and for annual reports on Form 10-K for fiscal years ending on or after December 15, 2009. Early adoption is not permitted. The Company is currently assessing the impact that the adoption will have on the Company’s disclosures, operating results, financial position and cash flows.

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

As of February 28, 2009, we employed William David Gibbs as our President, Chief Executive Officer (“CEO”), Secretary, Treasurer and Director, Christopher H. Taylor as our Chief Financial Officer, Douglas M. Harwell as our Operations Manager and Rae Lynn Wertz as our Manager of Administration. We have no other employees and conduct most of our business through agreements with consultants and third parties. We do not anticipate any significant changes to the number of Company employees.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4T. Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this report on Form 10-Q for the three months ended February 28, 2009, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a - 15(e) and Rule 15d - 15(e) under the Exchange Act). Based on that evaluation the CEO and the CFO have concluded that the Company’s disclosure controls and procedures were adequately designed and effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

All of the Company’s unregistered sales of equity securities were disclosed on Current Reports on Form 8-K as filed with the SEC on the following dates: January 21, 2009.

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

Date:  April 14, 2009

By:   /s/ Christopher H. Taylor

Christopher H. Taylor

Chief Financial Officer

(Principal Financial and Accounting Officer)

Date:  April 14, 2009