Form 10-K
period 2009-05-31
SOUTHERN STAR ENERGY INC.
filed 2009-08-31
CIK 1341315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2009
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

(832) 375-0330

(Registrant’s Telephone Number, including Area Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:   Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐	No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐  No☒

Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “Accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $19,600,000

The number of shares of the Registrant’s Common Stock outstanding as of August 17, 2009 was 45,347,280.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K and the exhibits attached hereto contain certain statements that constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concern our anticipated results and developments in our operations in future periods, planned exploration and development of our properties, plans related to our business and matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. We use words like “expects,” “believes,” “intends,” “anticipates,” “plans,” “targets,” “projects” or “estimates” in this annual report. When used, these words and other, similar words and phrases or statements that an event, action or result “will,” “may,” “could,” or “should” occur, be taken or be achieved, identify “forward-looking” statements. Such forward-looking statements are subject to certain risks and uncertainties, both known and unknown, and assumptions, including, without limitation, risks related to:

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

The preceding bullets outline some of the risks and uncertainties that may affect our forward-looking statements. For a full description of risks and uncertainties, see the sections elsewhere in this Form 10-K entitled “Risk Factors”, “Description of the Business” and “Management’s Discussion and Analysis”. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected.

Our management has included projections and estimates in this annual report, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the Securities and Exchange Commission or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as required by law.

We qualify all the forward-looking statements contained in this annual report by the foregoing cautionary note.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS.

As used in this annual report, and unless otherwise indicated, the terms “we”, “us” and “our” refer to Southern Star Energy Inc. and our wholly-owned subsidiary, Southern Star Operating, Inc., a private Louisiana corporation (“Southern Star Operating”).

Business Development

We are an exploration stage company engaged in the acquisition, exploration and exploitation of prospective oil and gas properties. We currently hold a 40% working interest in 4,700 acres in the area within Bossier Parish, Louisiana, commonly referred to as the Sentell Field. Initial drilling in the field has resulted in Proved Reserves of 2.2 BCfe (billions of cubic-feet equivalent) and net production of approximately 500 MCFED (thousands of cubic-feet equivalent per day).

We were incorporated in the State of Nevada on February 7, 2005 under the name “Surge Enterprises, Inc.” and commenced operations on April 13, 2005 commensurate with the incorporation of our wholly-owned subsidiary, Surge Marketing Corp. (“Surge Marketing”). Surge Marketing was incorporated in British Columbia, Canada, on April 13, 2005, at which time it commenced development of a software product called LinkSurge.

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

We incorporated Southern Star Operating on October 27, 2006, in anticipation of developing our oil and gas business. In addition, we incorporated Southern Star Energy Inc., a private Nevada corporation and wholly-owned subsidiary of our company on October 30, 2006, for the sole purpose of effecting a name change through a merger with our Nevada subsidiary. On November 13, 2006, we merged our Nevada subsidiary with and into our company, with our company continuing on as the surviving corporation under the name Southern Star Energy Inc.

On November 6, 2006, the Company entered into a restructuring agreement (the “Restructuring Agreement”) with Southern Star Operating, Big Sky Management Ltd. (“Big Sky”), Eric Boehnke (“Boehnke”), Troy Mutter (“Mutter”) and Frank Hollmann (“Hollmann”). Boehnke is the former President of the Company, and Mutter and Hollmann are former officers. Pursuant to the terms of the Restructuring Agreement (as amended), Big Sky, a private British Columbia company wholly-owned by Boehnke, agreed to assign to the Company Big Sky’s rights under a prospect acquisition agreement to purchase a 20% working interest in Sentell Field. Prior to entering into the Restructuring Agreement, Big Sky had not made any payments or acquired any property pursuant to the prospect acquisition agreement. In conjunction with the Restructuring Agreement, the Company transferred its wholly-owned subsidiary, Surge Marketing, to Mutter and Hollmann in consideration for the transfer of 9,000,000 split-adjusted shares of common stock of the Company to Boehnke, and the return and cancellation of an aggregate of 54,937,500 split-adjusted shares of common stock of the Company held by Mutter and Hollman. On April 5, 2007, the shares were returned to treasury and cancelled.

On November 1, 2006, our board of directors approved a seven point five (7.5) for one (1) forward stock split of our authorized, issued and outstanding common stock. The forward stock split was effected with the Nevada Secretary of State on November 13, 2006. As a result, our authorized capital increased from 75,000,000 to 562,500,000 shares of common stock with a par value of $0.001. The name change and forward stock split became effective with NASD’s Over-the-Counter Bulletin Board at the opening of the market on November 13, 2006, under the new stock symbol “SSEG”.

In November 2006, our wholly-owned subsidiary, Southern Star Operating, entered into a purchase and sale agreement with Dynamic Resources Corporation, Tyner Texas Operating Company, Tyner Texas Resources LP and Ramshorn Investments, Inc. Pursuant to the purchase and sale agreement, Southern Star Operating acquired an additional  20% contractual interest in the Sentell Field prospect area in Bossier Parish, Louisiana from Tyner Texas

Resources and Tyner Texas Operating in consideration for the payment of $291,000. In addition, Southern Star Operating was appointed as operator of the prospect following the resignation of Tyner Texas Operating Company.

Southern Star Energy holds a 40% working interest in the Sentell Field as a result of the acquisition of the 20% interest under the purchase and sale agreement and the 20% interest under the restructuring agreement, as amended.

On March 22, 2007, we effected a forward stock split of our authorized, issued and outstanding common stock with the Secretary of State of Nevada, whereby each one (1) share of our common stock prior to the stock split was equal to one and one-half (1.5) shares of common stock after the effective date of the stock split. As a result, our authorized capital increased from 562,500,000 shares of common stock with a par value of $0.001 to 843,750,000 shares of common stock with a par value of $0.001. The forward stock split became effective with NASD’s Over-the-Counter Bulletin Board at the opening of the market on April 4, 2007 under the new stock symbol “SSEY”.

On April 5, 2007, we disposed of our interest in our former wholly-owned subsidiary Surge Marketing, effective November 2, 2006,  in accordance with the terms of a restructuring agreement dated November 6, 2006, as amended. As of that date, we ceased all operations associated with our former software business.

Business of Issuer

We are an exploration stage company engaged in the acquisition, exploration and exploitation of prospective oil and gas properties. We currently hold interests in 4,700 acres north of Shreveport in Bossier Parish Louisiana, commonly referred to as the Sentell Field. Initial drilling in the field has resulted in proved reserves of 2.2 BCfe (billions of cubic-feet equivalent) and net production of approximately 500 MCFED (thousand cubic-feet equivalent per day). Southern Star Energy currently holds a 40% working interest in the Sentell Field. Southern Star Operating, is the operator of the field by virtue of a contract operating agreement. We are undertaking exploration activities and are in the early stages of developing the properties pursuant to the leasehold rights we have acquired within the Sentell Field. As partial owner of the working interest in and to the leasehold rights, we, together with the other interest holders, have the exclusive right to explore and exploit any oil and gas and mineral resources contained in the Sentell Field.

Through the contractual arrangements governing the acquisition of leasehold interests in Sentell Field, Meagher Oil and Gas, an independent leasing agent, acquired, then reassigned the 100% working interest in the leasehold positions covering the Sentell Field to the following non-affiliated parties: Dynamic Resources Corp. holds a 20% working interest; Southern Star Energy holds a 40% working interest; and Ramshorn Investments, Inc. holds the remaining 40% working interest. The leases in the field are subject to a royalty interest of approximately 24%. As a result, the holders of the working interests are entitled to receive approximately 76% of any gross production revenues from the field, less all exploration and development costs, and the holders of the royalty interest are entitled to the remaining 24%. The royalty interests are held by various individual lessors and other entities. The royalty interest holders are not responsible for any exploration, development or operating costs.

Beginning in November 2007, the Company added the necessary staffing to directly control field operations.

To date, our company has drilled seven wells targeting the Cotton Valley formation, six of which are now producing and one of which is awaiting completion. We have also drilled three wells targeting the Haynesville formation, all of which are awaiting completion. See the section entitled “Properties” below for more information on our oil and gas interests and wells.

We have also laid a 15,000 foot gathering system and central processing and metering facility to service the five producing wells.

Business Strategy

Our business strategy to date has been largely focused on evaluating and exploiting our existing leasehold position and positioning the company for continuing growth. To that end, we have executed a pilot project in the Cotton Valley formation, drilled three wells to the Haynesville Shale interval, established the necessary operational and marketing infrastructure to place the field on production, and prepared the project to initiate full scale development.

The Company is also positioned to engage in a business development effort to identify and secure additional acreage in the East Texas Basin in Northeast Texas and Northwest Louisiana with similar characteristics as our current project as well as other attractive opportunities in the Louisiana and Texas Gulf Coast region.

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

Regulations affecting sales

The sales prices of oil, natural gas and natural gas liquids are not presently regulated, but rather are set by the market. We cannot predict, however, whether new legislation to regulate the price of energy commodities might be proposed, what proposals, if any, might actually be enacted by Congress or the various state legislatures, and what effect, if any, the proposals might have on the operations of the underlying properties.

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

Some of our operations are located in environmentally sensitive environments. We believe that we are in substantial compliance with current applicable environmental laws and regulations, and the cost of compliance with such laws and regulations has not been material in 2009 and is not expected to be material in the future. We do not believe that we will be required to incur any material capital expenditures to comply with existing environmental requirements.

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

Global Warming and Climate Change

In response to recent studies suggesting that emissions of carbon dioxide and certain other gases may be contributing to warming of the Earth’s atmosphere, the current session of the U.S. Congress is considering adoption of climate change-related legislation that would restrict emissions of “greenhouse gases.” One bill approved by the Senate Committee on Environment and Public Works would require a 70% reduction in emissions of greenhouse gases from sources within the United States between 2012 and 2050. In addition, at least 20 states have already taken legal measures to reduce emissions of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs. In California, for example, the California Global Warming Solutions Act of 2006 requires the California Air Resources Board to adopt regulations by 2012 that will achieve an overall reduction in greenhouse gas emissions from all sources in California of 25% by 2020. Also, as a result of the U.S. Supreme Court’s decision on April 2, 2007 in Massachusetts, et al. v. EPA, the EPA may be required to regulate carbon dioxide and other greenhouse gas emissions from mobile sources (e.g., cars and trucks) even if Congress does not adopt new legislation specifically addressing emissions of greenhouse gases.

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

Employees

Currently we employ William David Gibbs as our President, CEO and Director, Christopher H. Taylor as our Chief Financial Officer, Douglas M. Harwell as our Operations Manager, and Rae Lynn Wertz as our Manager of Administration. We have no other employees and conduct most of our business through agreements with consultants and third parties. Mr. Gibbs, Mr. Taylor, Mr. Harwell, and Ms. Wertz have employment agreements with us. The terms of Mr. Gibbs’, Mr. Taylor’s and Mr. Harwell’s agreements are discussed in the section titled “Executive Compensation”.

ITEM 1A.	RISK FACTORS

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

Risks Relating to the Company

We may not be able to continue as a going concern.

As of May 31, 2009, we had a working capital deficiency of approximately $12,105,000 and had incurred losses of $18,883,000 since inception. We incurred a net loss of $12,921,000 for the year ended May 31, 2009 as compared to a net loss of $3,778,000 for the year ended May 31, 2009. We anticipate that losses will continue in the fiscal year ending May 31, 2010 due to lower oil and gas prices. We had current cash on hand as at May 31, 2009 of approximately $1,301,000. As of May 31, 2009, we had current assets of $2,824,000 and current liabilities of $14,929,000. The current liabilities consisted of accounts payable and accrued liabilities, net revenue payable to working interest partners and royalty interest owners, exploration advances and amounts due to related parties.

As we anticipate that our estimated operating expenditures for the coming fiscal year will be $3,763,000, we do not have sufficient working capital to enable us to complete our drilling program of exploration wells or to finance our normal operations for the next fiscal year. Accordingly, we plan on undertaking additional financing activities throughout the course of the fiscal year. We estimate that approximately $700,000 will be derived from operations in Sentell Field. However, the decrease in oil and natural gas prices has adversely affected our revenues and may continue to do so, which may increase our reliance on debt and equity financing.

Additionally, we estimate that we will be required to raise approximately $3,100,000 through the issuance of equity securities or through additional debt financing. Additional draw-downs on the credit facility will depend upon the success of our future financings and the availability of credit under the credit facility. We are seeking to increase our borrowing base under the credit facility. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates.

The accompanying financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the exploration stage are dependent upon its successful efforts to raise additional equity financing to continue operations and generate sustainable significant revenue. There is no guarantee that the Company will be able to raise adequate equity financings or generate profitable operations.

We are currently not in compliance with our debt instrument and our debt instruments are secured by substantially all of our assets and impose restrictions on us that may affect our ability to successfully operate our business.

Our senior credit facility is secured by a lien on substantially all of our assets, including our oil and gas lease interests and contains customary restrictions, including covenants limiting our ability to incur additional debt, grant liens, make investments, consolidate, merge or acquire other businesses, sell assets, pay dividends and other distributions and enter into transactions with affiliates. As of May 31, 2009, we were not in compliance with certain of the financial covenants of our senior credit facility. These restrictions may make it difficult for us to successfully execute our business strategy or to compete in our industry with companies not similarly restricted. If we are not successful in or unable to repay when due or otherwise have a default under the facility, since substantially all our assets are pledged as security, we may be unable to continue our business and as a result may be required to scale back or cease operations for our business, the result of which would be that our stockholders would lose some or all of their investment.

Several of our vendors have filed claims for unpaid invoices related to goods and services provided to the Company in Louisiana.

On June 9, 2009, one of our vendors, Coastal Chemical Co., LLC filed suit in the 113th Judicial District of Harris County, Texas related to approximately $104,000 in claimed unpaid invoices. In addition, since May 31, 2009, several vendors have filed liens against the Company related to claims for unpaid invoices for goods and services provided to the Company in Bossier Parish, Louisiana. Total claims related to these liens are approximately $2,542,000. If we are unable to satisfy our unpaid invoices or otherwise settle these claims, we will not be able to remove the liens on the Company which would adversely affect our results of operations and could lead to the seizure of Company property.

We will require significant additional capital, which may not be available to us on favorable terms, or at all.

As at May 31, 2009, we had a working capital deficit of $12,105,000. The working capital deficit resulted from drilling expenditures for four wells and a workover program on three other wells during the fiscal year ended May 31, 2009. Our plan of operations for the fiscal year ending May 31, 2010 contemplates operating expenditures of $3,763,000 for the development of existing properties and the costs and expenses associated therewith. We expect that our current cash balances and cash flow from operations will be sufficient only to provide a limited amount of working capital, and the anticipated revenues generated from our properties will not alone be sufficient to fund our operations or planned growth. As a result, we will need to seek alternative sources of capital, by either entering into joint ventures with other exploration and production companies or by undertaking financing activities. We expect that we will need to raise additional funds of approximately $3,100,000 in the future in order to fund our plan of operation for the fiscal year ending May 31, 2010, which may not be available in amounts or on terms acceptable to us, if at all.

If we borrow additional funds, we will likely be obligated to make periodic interest or other debt service payments and may be subject to additional restrictive covenants. The ability to borrow additional funds is dependent on a number of variables, including our proved reserves, and assumptions regarding the price at which oil and natural gas can be sold. Should we elect to raise additional capital through the issuance and sale of equity securities, the sales may be at prices below the market price of our stock, and our shareholders may suffer significant dilution. Our failure to obtain financing on a timely basis or on favorable terms could result in the loss or substantial dilution of our interests in our properties as disclosed in this Form 10-K. In addition, the failure of any of us or our partners to obtain any required financing could adversely affect our ability to complete the exploration or development of our projects on a timely basis. This could result in the curtailment of operations relating to exploration and development of our prospects, which in turn could lead to a possible loss of properties and a decline in our natural gas and oil reserves.

We have historically incurred losses and expect to incur additional losses in the future. It is difficult for us to forecast when we will achieve profitability, if ever.

We have historically incurred losses from operations during our time in the oil and natural gas business. As of May 31, 2009, we had a cumulative deficit of $18,833,000. While we have developed some of our Sentell Field property, most of our acreage is in the exploration stage and, to date, we have established a limited volume of proved reserves on our property. To become profitable, we would need to be successful in our acquisition, exploration, development and production activities, all of which are subject to many risks beyond our control. We cannot assure you that we will successfully implement our business plan or that we will achieve commercial profitability in the future. Even if we become profitable, we cannot assure you that our profitability will be sustainable or increase on a periodic basis. In addition, should we be unable to continue as a going concern, realization of assets and settlement of liabilities in other than the normal course of business may be at amounts significantly different from those in the financial statements included in this Form 10-K. Finally, due to our limited history in the oil and natural gas business, we have limited historical financial and operating information available to help you evaluate our performance or an investment in our common stock.

We have a very limited history of operations in oil and natural gas exploration and production and accordingly may not be successful in carrying out our business objectives.

We were incorporated in the State of Nevada on February 7, 2005 as Surge Enterprises, Inc., a British Columbia based software company. In November 2006, we completed a restructuring and shifted our core business and strategic focus to the exploration and development of oil and natural gas reserves in the United States.

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

While our management team has considerable industry experience, we have limited experience as a company as an operator of wells. If we fail to successfully manage our drilling and exploration programs or fail to successfully operate our wells, we may not obtain sufficient revenues to earn a profit. From 2006 through May 31, 2009, we participated in drilling a total of 11 gross wells, of which 6 were completed as producing, 4 are awaiting completion and 1 was identified as a dry hole. If we drill a disproportionate number of additional wells that we identify as dry holes in the Sentell Field or future prospects, we may materially harm our business.

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

This Form 10-K contains estimates of our proved oil and natural gas reserves and the estimated future net revenues from these reserves. The May 31, 2009 reserve estimate was prepared by H.J. Gruy and Associates, Inc. The process of estimating oil and natural gas reserves is complex and requires significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. Accordingly, these estimates are inherently imprecise. Actual future production, oil and natural gas prices, revenues, taxes, development and operating expenses, and quantities of recoverable oil and natural gas reserves most likely will vary from these estimates and vary over time. Such variations may be significant and could materially affect the estimated quantities and present value of our proved reserves. In addition, we may adjust estimates of proved reserves to reflect production history, results of exploration and development drilling, results of secondary and tertiary recovery applications, prevailing oil and natural gas prices and other factors, many of which are beyond our control.

You should not assume that the present value of future net revenues referred to in this Form 10-K is the current market value of our estimated oil and natural gas reserves. In accordance with SEC requirements, the estimated discounted future net cash flows from proved reserves are generally based on prices and costs as of the date of the estimate. Actual future prices and costs may be materially higher or lower than the prices and costs as of the date of the estimate. Any change in consumption by oil or natural gas purchasers or in governmental regulations or taxation will also affect actual future net cash flows. The timing of both the production and the expenses from the development and production of our oil and natural gas properties will affect the timing of actual future net cash flows from proved reserves and their present value. In addition, the 10% discount factor, which is required by the SEC to be used in calculating discounted future net cash flows for reporting purposes, is not necessarily the most appropriate discount factor nor does it reflect discount factors used in the market place for the purchase and sale of oil and natural gas.

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

All of our assets are currently located in the East Texas Basin. As a result, our business is disproportionately exposed to adverse developments affecting this region. These potential adverse developments could result from, among other things, changes in governmental regulation, capacity constraints with respect to the pipelines connected to our wells, curtailment of production and natural disasters or adverse weather conditions in or affecting this region. Due to our lack of diversification in asset type and location, an adverse development in our business or this operating area would have a significantly greater impact on our financial condition and results of operations than if we maintained more diverse assets and operating areas.

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

We are dependent upon the expertise of our management team, including our executive officers, William David Gibbs (President and CEO), Christopher H. Taylor (Chief Financial Officer) and Douglas M. Harwell (Operations Manager). The loss of the services of our executive officers, or any other member of our management team, through incapacity or otherwise, would be costly to us and would require us to seek and retain other qualified personnel. We may not be able to retain our executive officers and may not be able to enforce all of the provisions in their employment agreements. Failure to find suitable replacement for any member of our management team could negatively impact our ability to execute our strategy.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have furnished a report by management on our internal control over financial reporting in this annual report on Form 10- K. Such report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting, including a statement as to whether or not our internal control over financial reporting is effective.

For  our annual report on Form 10-K for the fiscal year ended May 31, 2010, such report must also contain a statement that our auditors have issued an attestation report on the effectiveness of such internal controls.

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

Our common stock trades on the OTC Bulletin Board. The volume of trading in our common stock varies greatly and may often be light, resulting in what is known as a “thinly-traded” stock. Until a larger secondary market for our common stock develops, the price of our common stock may fluctuate substantially. The price of our common stock may also be impacted by any of the following, some of which may have little or no relation to our company or industry:

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

As of August 17, 2009, the Company has outstanding warrants exercisable for approximately 3,897,419 common shares that contain cashless exercise provisions. A net cashless exercise provision provides that, if the fair market value of one common share is greater than the exercise price of the warrant, in lieu of exercising the warrant for cash, the holder may elect to receive common shares equal to the value of the warrant by surrendering the warrant.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.	PROPERTIES.

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

Sentell Field, Cotton Valley, Bossier Parish, Louisiana

Property Discussion and Present Activity

Southern Star Energy holds a 40% working interest in an area which comprises approximately 4,700 acres in Bossier Parish, Louisiana north of Shreveport, commonly referred to as the Sentell Field. Southern Star Energy holds its working interest the Sentell Field, which has been acquired as a leasehold interest from private landowners, as a result of two separate property acquisitions in late 2006.

On November 6, 2006, the Company entered into a restructuring agreement (the “Restructuring Agreement”) with Southern Star Operating, Big Sky Management Ltd. (“Big Sky”), Eric Boehnke (“Boehnke”), Troy Mutter (“Mutter”) and Frank Hollmann (“Hollmann”). Boehnke is the former President of the Company, and Mutter and Hollmann are former officers. Pursuant to the terms of the Restructuring Agreement (as amended), Big Sky, a private British Columbia company wholly-owned by Boehnke, agreed to assign to the Company Big Sky’s rights under a prospect acquisition agreement to purchase a 20% working interest in Sentell Field. Prior to entering into the Restructuring Agreement, Big Sky had not made any payments or acquired any property pursuant to the prospect acquisition agreement. In conjunction with the Restructuring Agreement, the Company transferred its wholly-owned subsidiary, Surge Marketing, to Mutter and Hollmann in consideration for the transfer of 9,000,000 split-adjusted shares of common stock of the Company to Boehnke, and the return and cancellation of an aggregate of 54,937,500 split-adjusted shares of common stock of the Company held by Mutter and Hollman. On April 5, 2007, the shares were returned to treasury and cancelled.

In November 2006, our wholly-owned subsidiary, Southern Star Operating, entered into a Purchase and Sale Agreement, dated November 2, 2006, with Dynamic Resources Corporation, Tyner Texas Operating Company, Tyner Texas Resources LP and Ramshorn Investments, Inc. Pursuant to the Purchase and Sale Agreement, Southern Star Operating acquired an additional  20% contractual interest in the Sentell Field Area in Bossier Parish, Louisiana from Tyner Texas Resources and Tyner Texas Operating in consideration for the payment of $290,962.27. In addition, the  Purchase and Sale Agreement appointed Southern Star Operating as operator of the Sentell Field following the resignation of Tyner Texas Operating Company.

Through the contractual arrangements governing the acquisition of leasehold interests in the Sentell Field, Meagher Oil and Gas, an independent leasing agent, acquired, then reassigned the 100% working interest in the leasehold positions covering the field to the following non-affiliated parties: Dynamic Resources Corp. holds a 20% working interest; Southern Star Energy holds a 40% working interest; and Ramshorn Investments, Inc. holds the remaining 40% working interest. The leases in the Sentell Field are subject to a royalty interest of approximately 24%. As a result, the holders of the working interests are entitled to receive approximately 76% of any gross production revenues from the field, less all exploration and development costs, and the holders of the royalty interest are entitled to the remaining 24%. The royalties are held by various individual lessors and other entities. The royalty interest holders are not responsible for any exploration, development or operating costs.

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

Based on the satisfactory results of our deep Cotton Valley wells, the Company embarked on our 2009 program to continue to drill additional wells to define the core productive outlines of the Cotton Valley formation within our acreage. An additional critical objective of this program is to assess the presence and potential of the Haynesville Shale within our acreage position.

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

Each of the Company’s eight Cotton Valley wells has similar log characteristics, and six of these wells are currently flowing into sales lines. A seventh well is awaiting a pipeline connection. Both the A.S. Burt 20-1 and the Atkins-Lincoln 17-2 will be completed in the Haynesville Shale, pending thorough analysis and completion design.

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

After these delineation wells are completed and tested, we intend to continue developing the Sentell Field at a pace appropriate to conditions and capital constraints. Our 4,700-acre Sentell Field has the potential for about 60 Cotton Valley and 50 Haynesville wells positioned on 80-acre spacing. Numerous vertical and horizontal wells have been drilled, logged and put into production from the Haynesville formation within a 30-mile radius of our acreage in the Sentell Field. However, until we determine the extent of the productive limits of the project, we will not know the full extent of development costs to bring the acreage to production. We intend to complete step-out drilling to extend the productive limits of acreage.

Looking to the future, we have amassed an extensive, proprietary petrophysical data and engineering analyses in the East Texas Basin. These will be key elements in executing our growth strategy including property acquisitions, development drilling, and exploration drilling throughout the region.

Reserves

H.J. Gruy and Associates, Inc., an oil and natural gas consulting firm, estimated our reserves as of May 31, 2009 and 2008. All of our reserves are located within the continental United States as part of the Sentell Field. The reserve estimates are developed using geological and engineering data and interests and burdens information developed by the Company. Reserve estimates are inherently imprecise and remain subject to revisions based on production history, results of additional exploration and development drilling, results of secondary and tertiary recovery applications, prevailing oil and natural gas prices, and other factors. You should read the notes following the table below and the notes to our Financial Statements, located elsewhere in this Form 10-K, in conjunction with the following reserve estimates:

	Estimated Net Reserves			Estimated Future Net Cash Flow
Louisiana – Sentell Field	Oil & Condensate (Mbbls)	NGL (MGal)	Natural Gas (MMcf)	Not Discounted (M$)	Discounted at 10% Per Year (M$)
Proved Developed
Proved Producing	4.3	143.0	395.5	1,087.3	707.7
Proved Nonproducing	−	−	347.1	816.5	710.6
Proved Undeveloped	13.0	451.6	1,278.2	1,427.0	218.0

Total Proved	17.3	594.6	2,020.9	3,330.7	1,636.3

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

Reserves Reports to Other Agencies

No reserve estimates were filed with a Federal authority or agency other than with the SEC on Form 10-K.

Production, Average Sales Prices, and Production Costs

As of May 31, 2009, our oil and gas production comes from six wells in the Sentell Field. Sales volumes, prices received, and production costs are summarized in the following table:

	Fiscal Year ended May 31,
Louisiana – Sentell Field	2009	2008		2007
Sales Volume:
Gas (Mcf – thousands of cubic feet)	167,377	53,069		NIL
Oil and natural gas liquids (Bbls – barrels)	3,526	1,059		NIL
Average Sales Price:
Gas ($/Mcf – dollars per thousand cubic feet)	$6.52	$9.01	$	NIL
Oil ($/Bbls – dollars per barrel)	$75.60	$108.25	$	NIL
Average Production costs:
Production costs ($/Mcfe)	$2.58	$4.98	$	NIL
Production and property taxes ($/Mcfe)	$0.35	$1.56	$	NIL
Gas Gathering, Transportation and Marketing ($/Mcfe)	$0.26	$0.22	$	NIL

Our production costs are higher than industry norms on an mcfe basis due primarily to our operations being in the early stages and high saltwater disposal costs. We expect our expenses on an mcfe basis to continue to decrease in the future as production volumes increase.

Productive Wells and Acreage

As part of our corporate strategy, we seek to operate our wells where possible and to maintain a high level of participation in our wells by investing our own capital in drilling operations. The following table summarizes our productive wells as of May 31, 2009, all of which are located in the Sentell Field. Productive wells are wells that are producing or capable of producing, including shut-in wells.

	Operated		Non-operated
	Gross	Net	Gross	Net
Louisiana – Sentell Field
Gas wells	6	2.4	NIL	NIL
Oil Wells	NIL	NIL	NIL	NIL
Total	6	2.4	NIL	NIL

Along with Ramshorn and Dynamic, we have acquired approximately 4,700 gross acres in the Sentell Field and our 40% working interest equates to 1,882 net acres. The following table details our gross and net acres of developed and undeveloped oil and natural gas leases as of May 31, 2009.

	Developed Acreage(1)		Total Acreage
	Gross(2)	Net(3)	Gross	Net
Louisiana
Sentell Field	3,051	1,220	4,704	1,882
Acreage Totals	3,051	1,220	4,704	1,882

_________________

(1)	Developed acreage is the number of acres that are allocated or assignable to producing wells or wells capable of production.

(2)	A gross acre is an acre in which a working interest is owned.
(3)

A net acre is deemed to exist when the sum of fractional ownership working interest in gross acres equals one. The number of net acres is the sum of the fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.

The following table sets forth the gross and net acres of undeveloped land and gross and net acres of undeveloped land subject to leases that will expire during the next three years and have no options for renewal:

	Undeveloped Acreage(1)
	Gross(2)	Net(3)
Louisiana
Sentell Field	1,653	661
Acreage Totals	1,653	661
(1)

Undeveloped acreage is lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas regardless of whether such acreage includes proved reserves.

(2)	A gross acre is an acre in which a working interest is owned.
(3)

A net acre is deemed to exist when the sum of fractional ownership working interest in gross acres equals one. The number of net acres is the sum of the fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.

Louisiana – Sentell Field	Expiring Acreage
Year Ending	Gross	Net
May 31, 2010	688	275
May 31, 2011	965	386
Total	1,653	661

All of our leases grant us the exclusive right to explore for and develop oil, natural gas and other hydrocarbons and minerals that may be produced from wells drilled on the leased property without any material depth restrictions. Successful production from any horizon will preserve nearly all of our leases as to all potential pay intervals.

Drilling Activity

The following table sets forth the number and type of wells that we drilled during the years ended May 31, 2009, 2008 and 2007.

Louisiana – Sentell Field	Year Ended May 31, 2009		Year Ended May 31, 2008		Year Ended May 31, 2007
	Gross(1)	Net(2)	Gross	Net	Gross	Net
Development wells, completed as:
Oil wells	NIL	NIL	NIL	NIL	NIL	NIL
Gas wells	NIL	NIL	NIL	NIL	NIL	NIL
Non-Productive(3)	NIL	NIL	NIL	NIL	NIL	NIL
Exploratory wells, completed as:
Oil wells	NIL	NIL	NIL	NIL	NIL	NIL
Gas wells	1.4		3	1.2	2	0.8
Non-Productive(3)	0	0	1(4)	0.4	NIL	NIL

Total	1.4		2	0.8	NIL	NIL

____________

(1)	A gross well is a well in which a working interest is owned.
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

Capital Expenditures

The following tables set forth our capital expenditures for the year ended May 31, 2009 and our planned capital expenditures for our principal properties for the fiscal year ending May 31, 2010. Net capital expenditures include both cash expenditures and accrued expenditures and are net of proceeds from divestitures.

Project Location	Year Ended May 31, 2009 Net Capital Expenditures ($000)	Year Ended May 31, 2010 Estimated Net Capital Expenditures ($000)
Louisiana
Sentell Field	$7,828	$1,700
Total All Areas	$7,828	$1,700

Please see Note 4 to the Company’s Consolidated Financial Statements for the year ended May 31, 2009, for a breakdown of the Company’s oil and gas acquisition, exploration, development and expenditure activities.

Present Activities

Currently, in addition to the six wells that are currently producing from the Cotton Valley formation, we have three Haynesville wells and one Cotton Valley well that are awaiting completion.

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

On June 9, 2009, one of our vendors, Coastal Chemical Co., LLC filed suit in the 113th Judicial District of Harris County, Texas related to approximately $104,000 in claimed unpaid invoices. In addition, since May 31, 2009, several vendors have filed liens against the Company related to claims for unpaid invoices for goods and services provided to the Company in Bossier Parish, Louisiana. Total claims related to these liens are approximately $3,050,000.

Except for the above, we are not involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended May 31, 2009.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the Over The Counter Bulletin Board (“OTCBB”), which is sponsored by the Financial Industry Regulatory Authority (“FINRA”). The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network, which provides information on current “bids” and “asks” as well as volume information. The OTCBB is not considered a “national exchange”. On April 4, 2007, our symbol changed to “SSEY” from “SSEG”.

The high and low bid quotations of our common stock on the OTC Bulletin Board as reported by the FINRA were as follows:

FINRA OTC Bulletin Board(1)
Quarter Ended	High	Low
May 31, 2009	$0.45	$0.21
February 28, 2009	$0.62	$0.25
November 30, 2008	$0.90	$0.35
August 31, 2008	$1.20	$0.71
May 31, 2008	$1.20	$0.50
February 28, 2008	$1.44	$0.62
November 30, 2007	$1.95	$0.70
August 31, 2007	$0.95	$0.70

(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Holders

Our common shares are issued in registered form. Pacific Stock Transfer Company, 500 E. Warm Springs Road, Suite 240, Las Vegas, Nevada 89119 (Telephone: 702.361.3033; Facsimile: 702.433.1979) is the registrar and transfer agent for our common shares. On August 17, 2009, the shareholders’ list of our common shares showed 18 registered shareholders and 45,347,280 shares outstanding.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table discloses the number of securities authorized for issuance pursuant to the Company’s equity compensation plans, including the Company’s 2007 Stock Option Plan, as of May 31, 2009:

	(a) number of securities to be issued upon exercise of outstanding options, warrants, and rights	(b) weighted average exercise price of outstanding options, warrants and rights	(c) number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	NIL	$NIL	NIL
Equity compensation plans not approved by security holders	4,350,000(1)	$0.80	650,000 (1)
TOTAL	4,350,000	$0.80	650,000
(1)

On October 31, 2007, the Company approved the 2007 Stock Option Plan (the “Plan”) to issue up to 3,000,000 shares to eligible employees, officers, directors and consultants. On June 4, 2008, the Company amended the Plan to increase the number of shares issuable to 5,000,000. See Note 9 to the financial statements in Part II, Item 8. of this Form 10-K for a further description of the 2007 Stock Option Plan and options granted thereunder.

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

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes appearing elsewhere in this annual report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the section entitled “Risk Factors” above and elsewhere in this annual report. See section “Cautionary Note Regarding Forward-Looking Statements”.

The discussion and analysis of the financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis the Company reviews its estimates and assumptions. The estimates were based on historical experience and other assumptions that the Company believes to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but the Company does not believe such differences will materially affect our financial position or results of operations. Critical accounting policies, the policies the Company believes are most important to the presentation of its financial statements and require the most difficult, subjective and complex judgments, are outlined below in the sub-section “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies,” and have not changed significantly.

Overview

We are an exploration stage company engaged in the acquisition, exploration and exploitation of prospective oil and gas properties. We currently hold a 40% working interest in approximately 4,700 acres in an area north of Shreveport in Bossier Parish, Louisiana, commonly referred to as the Sentell Field. Initial drilling in the field has resulted in proved reserves of approximately 2.2 Bcfe (billions of cubic-feet equivalent) and net production of 500 MCFED (thousand cubic-feet equivalent per day). Southern Star Operating, our wholly owned subsidiary, is the operator of the field by virtue of a contract operating agreement. We are undertaking exploration activities and are in the early stages of developing the properties pursuant to the leasehold rights we have acquired within the Sentell Field. As partial owner of the working interest in and to the leasehold rights, we, together with the other interest holders, have the exclusive right to explore and exploit any oil and gas and mineral resources contained in the Sentell Field.

Through the contractual arrangements governing the acquisition of leasehold interests in Sentell Field, Meagher Oil and Gas, an independent leasing agent, acquired, then reassigned the 100% working interest in the leasehold positions covering the Sentell Field to the following non-affiliated parties: Dynamic Resources Corp. holds a 20% working interest; Southern Star Energy holds a 40% working interest; and Ramshorn Investments, Inc. holds the remaining 40% working interest. The leases in the field are subject to a royalty interest of approximately 24%. As a result, the holders of the working interests are entitled to receive approximately 76% of any gross production revenues from the field and the holders of the royalty interest are entitled to the remaining 24%. The royalty interests are held by various individual lessors and other entities. The royalty interest holders are not responsible for any exploration, development or operating costs.

.

Fiscal Year 2010 Plan of Operations

We are an exploration stage oil and gas company. We estimate our operating expenditures for the fiscal year ending May 31, 2010, to be as follows:

Estimated Operating Expenditures For the 2010 Fiscal Year
Operating Expenditures	($000)
Capital Expenditures	$1,700
General and Administrative Expenditures	1,800
Debt Service	263
Total	$3,763

We do not currently have sufficient capital to fund our estimated expenditures for the remainder of the fiscal year and intend to fund the expenditures through debt and/or equity financing and operating revenue. There can be no assurance that such financing will be available on acceptable terms, if at all. See, “Liquidity and Capital Resources,” below.

Capital Expenditures

By the close of fiscal 2008, our company had drilled six wells, including five successful Cotton Valley formation test wells, all of which are producing. We have also laid a 15,000 foot gathering system and central processing and metering facility to service the five producers.

Based on the satisfactory results of our deep Cotton Valley wells, the Company embarked on our 2009 program to continue to drill additional wells to define the core productive outlines of the Cotton Valley formation within our acreage. An additional critical objective of this program is to assess the presence and potential of the Haynesville Shale within our acreage position.

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

After these delineation wells are completed and tested, we intend to continue developing the Sentell Field at a pace appropriate to conditions and capital constraints. Our 4,700-acre Sentell Field has the potential for about 50 Cotton Valley and 50 Haynesville wells positioned on 160-acre spacing. Numerous vertical and horizontal wells have been drilled, logged and put into production from the Haynesville formation within a 30-mile radius of our acreage in the Sentell Field. However, until we determine the extent of the productive limits of the project, we will not know the full extent of development costs to bring the acreage to production. We intend to complete step-out drilling to extend the productive limits of acreage. We estimate that our capital expenditures for the fiscal year ending May 31, 2010 will be approximately $1,700,000, consisting of concluding drilling operations on certain Haynesville wells, commencement of drilling an additional Haynesville well, additional stimulation work on certain Cotton Valley wells, infrastructure improvements, and leasehold acquisitions. See, “Capital Expenditures,” below.

General and Administrative Expenses

We expect to incur general and administrative costs in the amount of approximately $1,800,000 during fiscal year 2010. General and administrative costs primarily include compensation arrangements with our employees and consultants, which are described in more detail below. Further, general and administrative costs including on-going legal, accounting and audit expenses to comply with our reporting responsibilities as a public company under the Exchange Act, insurance, rent, software, office supplies and office equipment.

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

On February 15, 2007, the Company entered into a services agreement with Rylar & Associates, Inc., a consultant who provides consulting services in partial consideration for 375,000 shares of Common Stock. The Company is to issue 187,500 shares upon the generation of revenues from the Company’s Sentell Field property in excess of all costs reasonably incurred in relation to the drilling of the wells. The Company is also obligated to issue 187,500 shares to be held in escrow for a period of one year upon the Sentell Field generating more than 15 billion cubic feet equivalent of natural gas or having reserves greater than $75,000,000 calculated on a 10% discounted cash flow basis. As of May 31, 2009, no shares have been issued under this services agreement.

On February 27, 2007 the Company entered into a services agreement with Sierra Pine Resources (a company wholly-owned by Bruce Ganer, our Vice President of Exploration and Development), a consultant who provides consulting services in consideration for $140 per hour of services and 375,000 shares of the Company’s common stock. The Company is to issue 187,500 shares upon the generation of revenues from the Sentell Field in excess of all costs reasonably incurred in relation to the drilling of the well. The Company is also obligated to issue 187,500 shares to be held in escrow for a period of one year upon the Sentell Field generating more than 15 billion cubic feet equivalent of natural gas or having reserves greater than $75,000,000 calculated on a 10% discounted cash flow basis. As of May 31, 2009, no shares have been issued under this services agreement.

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

On June 18, 2007, the Company entered into a services agreement with Imperial Capital Ltd. (“Imperial”), a financial advisor, to provide services related to assisting the Company in financing activities. Upon entering into the $2,000,000 Credit Agreement with Macquaire Bank Limited (“Macquarie”) in May 2008, the Company paid $60,000 of financing fees and was obligated to issue a warrant exercisable to purchase 100,000 shares of common stock at $1.00 per share. Additionally, in connection with the Amended Credit Agreement with Macquarie, the Company paid to Imperial $90,000 in cash, agreed to pay Imperial in cash the amount of 3% of the gross proceeds of each funding in excess of the initial $5 million borrowing base which the Company receives under the Macquarie credit agreement until Imperial has received $750,000 ($150,000 of which has been paid), and issued to Imperial a warrant to purchase 1,250,000 shares of common stock of the Company. On August 8, 2008, the Company terminated this agreement.

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

On November 22, 2007, we entered into a consulting agreement with Larry Keller, whereby Larry Keller agreed to provide consulting services to our company for a consulting fee of $175 per hour and the grant of a stock option to purchase up to 500,000 shares of our common stock at a price of $1.09 per share, exercisable until November 22, 2009(half of the options vested on November 22, 2007 and half vested on November 22, 2008). On May 30, 2008, we paid a cash bonus of approximately $25,000 per well upon the successful completion of our company’s following three wells: Atkins-Lincoln 18-1; Atkins et al. 8-1; and Atkins-Lincoln 18-2.

On January 1, 2008, we entered into a consulting agreement with Big Sky Management Ltd., whereby Big Sky Management agreed to provide management services to our company. Big Sky Management has agreed to provide the services through its employee and our director Eric Boehnke in consideration for the payment, by our Company, of $10,000 per month.

On May 20, 2008, the Company entered into a consulting agreement with Enercom, Inc., an investor communications consulting firm that will provide investor communications services on behalf of the Company in consideration for a minimum of $3,000 per month. This agreement was cancelled effective June 30, 2009.

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

Debt Service

We expect to incur $263,000 in interest expenses for the fiscal year ending May 31, 2010. These interest expenses are related to debt outstanding under our credit facility with Macquarie Bank Limited and assume the interest rate remains 5.25%, our current interest rate. Should we be determined to be in default under our credit facility, our interest rate could increase to 9.25%. We do not anticipate paying any principal on the credit facility until the maturity date of July 11, 2011. We expect interest expense to increase if we obtain additional debt financing in the future.

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

Year ended May 31, 2009 compared to year ended May 31, 2008

Net Loss. We reported a net loss of $13,147,000 for the year ended May 31, 2009 compared to a net loss of $3,778,000 for the year ended May 31, 2008. The increase in net loss is due primarily to full cost ceiling impairments in the amount of $8,395,000 described more fully below as well as increases in production costs.

Revenues. We reported revenues from the production of oil and natural gas of $1,401,000 for the year ended May 31, 2009, compared to $626,000 in revenues for the year ended May 31, 2008. The increase in revenues is attributable to a full year’s production from the successful drilling and completion of five wells in the Sentell Field in 2008 and the successful drilling and completion of one well in the year ended May 31, 2009.

Depletion, depreciation and amortization. Depletion, depreciation and amortization for the year period ended May 31, 2009 was $8,920,000. Included in this amount are impairments of oil and gas properties totaling $8,221,000 as a result of the ceiling test impairments as of May 31, 2009 ($823,000) February 28, 2009 ($5,196,000) and August 31, 2008 ($2,202,000). In determining the future cash flows used in performing the full cost ceiling test, the Company used the following prices, held constant, at May 31, 2009, February 28, 2009, and August 31, 2008:

	Natural Gas Price per Mcf	Oil Price per Barrel
May 31, 2009	$3.37	$54.31
February 28, 2009	$3.39	$51.05
August 31, 2008	$8.82	$115.96

The prices used in the February 28, 2009 ceiling test represented spot prices in April 2009. Had the Company utilized the spot prices on February 28, 2009, the impairment recorded at February 28, 2009, would have been $6,452,000. Prices used in the ceiling test at May 31, 2008 were $10.67 per mcf of natural gas and $124.79 per barrel of oil. There was depletion, depreciation and amortization recorded in the amount of $112,000 during the year ended May 31, 2008.

General and administrative. For the year ended May 31, 2009, we recorded general and administrative expenses of $3,414,000 compared to $2,219,000 for the year ended May 31, 2008. The increases were primarily attributable to increased business activity related to development of our properties; hiring a chief financial officer, operations manager and land manager during the year ended May 31, 2009; stock-based compensation; implementing improvements to our corporate governance and public company reporting and exploring business development opportunities. We anticipate that our general and administrative expenses will continue at or above these levels as we anticipate that our business activities may increase in future periods.

Production costs. We recorded production costs of $712,000 for the year ended May 31, 2009 compared to $296,000 in production costs for the year ended May 31, 2008. The increase in production costs is attributable to production resulting from the successful drilling and completion of six wells in the Sentell Field. Production costs may increase in future periods as a result of our current drilling program, under which we project we will drill additional wells, assuming adequate financing is available on acceptable terms, if at all.

Accretion of discount on debt. In the year ended May 31, 2009, we recorded accretion of discount on debt of $425,250, which represents the remainder of the discount recorded in connection with the $2,000,000 credit agreement entered into in May 2008 with Macquarie Bank Limited. In the year ended May 31, 2008, we recorded accretion of discount on convertible debentures of $1,142,000; the convertible debentures have since been converted into shares of the Company.

Financing costs. We also recognized financing costs of $838,000 in the year ended May 31, 2009, which represents a portion of the financing costs related to the $25,000,000 Credit Agreement entered into in July 2008. The Credit Agreement is discussed further under ‘Liquidity and Capital Resources’ below. In connection with the Credit Agreement, we recorded deferred financing costs of $2,831,000 which will be amortized to financing costs using a method approximating the interest method over the three-year term of the Credit Agreement. We recorded financing costs of $544,000 for the year ended May 31, 2008. We anticipate we will raise additional capital during the fiscal year ending May 31, 2010, which could in an increase in financing costs. There can be no assurance that additional financing will be available on acceptable terms, if at all.

Interest expense. For the year ended May 31, 2009, we recognized $239,000 in interest expense related to debt outstanding under our agreements with Macquarie Bank Limited. For the year ended May 31, 2008, we recorded interest expense of $91,000. Interest expense may increase during the fiscal year ending May 31, 2010, if we obtain additional debt financing. There can be no assurance that our borrowing base with Macquarie will be increased (see “Liquidity and Capital Resources,” below), or that additional debt financing will be available on acceptable terms, if at all.

Liquidity and Capital Resources

As of May 31, 2009, we had a working capital deficiency of approximately $12,105,000 and had incurred losses of $18,883,000 since inception. As of May 31, 2009, we had current assets of $2,824,000 and current liabilities of $14,929,000. The current liabilities consisted of accounts payable and accrued liabilities, net revenue payable to working interest partners and royalty interest owners, exploration advances and amounts due to related parties.

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

Credit Facility

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

Under the terms of the Credit Agreement, advances comprising the revolving loan accrue interest at the applicable contract rate on the outstanding borrowed and unpaid principal amount of the loan. The contract rate is a per annum rate equal to the lesser of prime rate plus 2% or the highest lawful rate. The prime rate means the greater of (i) the prime rate of interest specified by the Wall Street Journal and (ii) the Federal Funds Rate plus 0.50% per annum. The contract rate was 5.25% at May 31, 2009.

Pursuant to the terms of the Credit Agreement, all proceeds from the sale of oil and gas from our properties, if any, will be remitted to the Administrative Agent via payment into a project account. The Administrative Agent will then create a sub-account on its internal books and credit to that account all funds deposited as payments into the project account. We have authorized the Administrative Agent to debit the sub-account for the payment of all obligations under the Credit Agreement when due.

As collateral security for all of our obligations to the Administrative Agent and each of the Lenders under the Credit Agreement and other related documents, we granted to the Administrative Agent (for the benefit of the Lenders) a first priority mortgage lien in all of our real and personal property subject to certain permitted encumbrances.

The Credit Agreement contains various positive covenants, including interest coverage ratio, current ratio and adjusted present value ratio covenants (as defined in the Credit Agreement), and certain negative covenants which prevent us from carrying out certain actions, including incurring specified debt or guaranties, suffering any change of control, merging into or consolidating with any other entity, declaring or paying any cash dividends or distributions. At May 31, 2009, the Company was not in compliance with its interest coverage ratio, current ratio and adjusted present value ratio covenants. We have notified Macquarie of these deficiencies and Macquarie has continued to fulfill our funding requests knowing we are out of compliance. The Company has initiated and continues to pursue efforts to remedy the noncompliance. While we expect such efforts to be successful, there can be no assurance that we will be able to remedy the noncompliance.

On May 29, 2009, the Company and Macquarie executed a waiver letter amending the Credit Agreement (“Waiver Letter”). Under the terms of the Waiver Letter, until June 30, 2009, the Lender agreed to waive the Company’s compliance with certain sections of the Credit Agreement, which pertain to interest coverage ratio, current ratio, and adjusted PV ratio.

In consideration of this waiver, the Company agreed to pay the Macquarie one hundred percent (100%) of the Net Operating Cash Flow (as defined in the Credit Agreement), to be applied against the entire outstanding balance of the loan until such time as the outstanding balance of the loan is paid off. The Company also agreed to obtain the written consent of the Macquarie prior to incurring or agreeing to incur any cost or expense for capital expenditures of any kind. Finally, the Company released Macquarie from any action or failure to act in connection with the Credit Agreement or related documents occurring any time prior to May 29, 2009. The Waiver Letter expired June 30, 2009. The Company remains out of compliance with its interest coverage ratio, current ratio and adjusted present value ratio covenants.

Available Capital

We incurred a net loss of $13,147,000 for the year ended May 31, 2009 as compared to a net loss of $3,778,000 for the year ended May 31, 2009. We anticipate that losses will continue in the fiscal year ending May 31, 2010 due to lower oil and gas prices. We had current cash on hand as at May 31, 2009 of approximately $1,301,000.

As we anticipate that our estimated operating expenditures for the coming fiscal year will be $3,763,000, we do not have sufficient working capital to enable us to complete our drilling program of exploration wells or to finance our normal operations for the next fiscal year. Accordingly, we plan on undertaking additional financing activities throughout the course of the fiscal year. We estimate that approximately $700,000 will be derived from operations in the Sentell Field. However, the decrease in oil and natural gas prices has adversely affected our revenues and may continue to do so, which may increase our reliance on debt and equity financing.

Additionally, we estimate that we will be required to raise at least approximately $3,100,000 through the issuance of equity securities or through additional debt financing. Additional draw-downs on the credit facility will depend upon the success of our future financings and the availability of credit under the credit facility. We are seeking to increase our borrowing base under the credit facility. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates.

Given that we have not achieved profitable operations to date, our cash requirements are subject to numerous contingencies and risk factors beyond our control, including operational and development risks, competition from well-funded competitors, and our ability to manage growth. We can offer no assurance that our company will generate cash flow sufficient to achieve profitable operations or that our expenses will not exceed our projections. If our expenses exceed estimates, we will require additional monies during the next fiscal year to execute our business plan.

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

We anticipate that additional funding, when required, will be in the form of equity financing from the sale of our common stock or through debt financing. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through debt financing on commercially reasonable terms to fund operations. We do not currently have any arrangements in place for any future equity financing. For debt financing, the Company has a credit agreement with Macquarie Bank Limited that currently has a borrowing base of $5,000,000, none of which is available as of May 31, 2009, and a maximum limit of $25,000,000, as disclosed above under “Liquidity and Capital Resources”.

Capital Expenditures

We control our capital expenditures as the operator of the Sentell Field, which allows us to monitor and pace capital expenditures. Based on the success of our initial Haynesville delineation wells tempered by the global decline in product prices and restricted capital availability, we have curtailed our 2010 capital program. For the fiscal year ending May 31, 2010, our current plans include:

1.	Drilling and completion activities at an estimated cost of $1,500,000; and
2.	Field infrastructure and leasehold acquisition for an estimated net cost of $200,000.

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

Going Concern

The Company has been in the exploration stage since completion of its restructuring in November, 2006 and has not yet realized any significant revenues from its planned operations. Previously, it was in the development stage, pursuant to Statements of Financial Accounting Standards (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”, and had not generated or sustained significant revenues. The accompanying financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the exploration stage are dependent upon its successful efforts to raise additional equity financing to continue operations and generate sustainable significant revenue. There is no guarantee that the Company will be able to raise adequate equity financings or generate profitable operations. As at May 31, 2009, the Company has a working capital deficit of $12,105,000 and has incurred losses of $18,833,000 since inception. The accompanying financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events. ” The objective of SFAS No. 165 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

ITEM 8.	FINANCIAL STATEMENTS.

Our consolidated audited financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

The following consolidated audited financial statements are filed as part of this annual report:

Independent Auditor’s Report, dated August 31, 2009 of Weaver and Tidwell, L.L.P.

Independent Auditor’s Report, dated August 15, 2008 of Dale Matheson Carr-Hilton Labonte LLP

Audited Consolidated Balance Sheets as at May 31, 2009 and May 31, 2008

Audited Consolidated Statements of Operations for the years ended May 31, 2009 and 2008 and the cumulative period from February 7, 2005 (Date of Inception) to May 31, 2009

Audited Consolidated Statements of Cash Flows for the years ended May 31, 2009 and 2008 and the cumulative period from February 7, 2005 (Date of Inception) to May 31, 2009

Audited Consolidated Statement of Stockholders’ Equity (Deficit) for the period from February 7, 2005 (Date of Inception) to May 31, 2009

Notes to the Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Southern Star Energy, Inc.

(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheet of Southern Star Energy, Inc. and Subsidiary (An Exploration Stage Company) as of May 31, 2009, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended and for the cumulative period from inception (February 7, 2005) to May 31, 2009. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southern Star Energy, Inc. and Subsidiary (An Exploration Stage Company) at May 31, 2009, and the related consolidated results of operations and cash flows for the year then ended and for the cumulative period from inception (February 7, 2005) to May 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred losses since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfill its exploration activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Weaver and Tidwell, L.L.P.

WEAVER AND TIDWELL, L.L.P.

Houston, Texas

August 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Southern Star Energy Inc.

(An exploration stage company)

We have audited the accompanying consolidated balance sheets of Southern Star Energy Inc. (an exploration stage Company) as of May 31, 2008 and the consolidated statements of operations, stockholders’ equity and cash flows for the year then ended and for the period from February 7, 2005 (date of inception) to May 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company at May 31, 2008 and the results of its operations and its cash flows for the year then ended and for the period from February 7, 2005 (date of inception) to May 31, 2008 in accordance with accounting principles generally accepted in the United States of America.

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

/s/ DMCL

DALE MATHESON CARR-HILTON LABONTE LLP

Chartered Accountants

Vancouver, Canada

August 15, 2008

Southern Star Energy Inc.

(An Exploration Stage Company)

Consolidated Balance Sheets

(in thousands)

	May 31, 2009 $	May 31, 2008 $
ASSETS
Current Assets
Cash	1,301	1,436
Accounts Receivable (Note 4)	1,000	−
Accrued Revenue	352	336
Prepaids	171	38
Total Current Assets	2,824	1,810

Deferred Financing Costs, net	1,993	–
Property and Equipment (Note 3)	15	20
Surety Bond (Note 4)	11	10
Oil and Gas Properties (full cost method) (Note 4)
Proved	10,653	6,597
Unproved	3,771	–
Gross Oil and Gas Properties	14,424	6,597
Less - Accumulated Depreciation, Depletion and Amortization	(9,018)	(109)
Net Oil and Gas Properties	5,406	6,488

Total Assets	10,249	8,328

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts Payable and Accrued Liabilities	5,985	1,556
Net Revenue Payable to Working Interest Partners (Note 4)	847	599
Exploration Advances (Note 4)	2,925	266
Bank Debt (Note 6)	5,000	–
Loan Payable, less unamortized discount of $425,250 (Note 6)	−	1,575
Other Current Liabilities	116	−
Due to Related Party (Note 8)	56	32
Total Current Liabilities	14,929	4,028
Asset Retirement Obligations (Note 5)	98	54
Total Liabilities	15,027	4,082

Contingency and Commitments (Notes 1,6 and 12)

Stockholders’ Equity (Deficit)

Common Stock (Note 10) Authorized: 843,750 shares, par value $0.001 Issued: 45,347 shares (May 31, 2008– 44,801 shares)	45	45
Additional Paid-In Capital	14,010	9,852
Common Stock Subscribed (Note 10(b))	−	35
Deficit Accumulated During the Exploration Stage	(18,833)	(5,686)
Total Stockholders’ Equity (Deficit)	(4,778)	4,246

Total Liabilities and Stockholders’ Equity (Deficit)	10,249	8,328

The accompanying notes are an integral part of these consolidated financial statements.

Southern Star Energy Inc.

(An Exploration Stage Company)

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Accumulated From February 7, 2005 (Date of Inception) to May 31,	Year Ended May 31,	Year Ended May 31,
	2009	2009	2008
	$	$	$

Revenue	2,027	1,401	626

Operating Expenses

Depletion, depreciation and accretion (Notes 3, 4 and 5)	9,033	8,920	112
General and administrative (Note 9)	5,997	3,414	2,219
Lease operating expenses	849	646	203
Production taxes	159	66	93

Total Operating Expenses	16,038	13,046	2,627

Loss Before the Following Items	(14,011)	(11,645)	(2,001)

Other Expenses

Accretion of discount on debt (Notes 6 and 7)	(1,646)	(425)	(1,142)
Financing costs (Note 11)	(2,750)	(838)	(544)
Interest on loans (Note 6)	(405)	(239)	(91)

Total Other Expenses	(4,801)	(1,502)	(1,777)

Loss Before Discontinued Operations	(18,812)	(13,147)	(3,778)

Discontinued operations (Note 14)	(21)	–	–

Net Loss	(18,833)	(13,147)	(3,778)

Net Loss Per Share

Continuing Operations – Basic and Diluted		(0.29)	(0.10)
Discontinued Operations – Basic and Diluted		–	–
		(0.29)	(0.10)

Weighted Average Number of Shares Outstanding – Basic and Diluted		45,093	36,016

The accompanying notes are an integral part of these consolidated financial statements.

Southern Star Energy Inc.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(in thousands)

	Accumulated From February 7, 2005 (Date of Inception) to May 31,2009 $	Year Ended May 31, 2009 $	Year Ended May 31, 2008 $
Operating Activities

Net loss	(18,833)	(13,147)	(3,779)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Accretion of convertible debt discount	1,646	425	1,142
Common stock subscribed	35	−	35
Depreciation, depletion and accretion	9,033	8,920	112
Intrinsic value of convertible units and fair value warrants issued as finance fees	1,775	−	406
Interest accrued on convertible debt	−	−	(71)
Shares issued for consulting services	16	1	15
Stock-based compensation	2,129	1,248	881
Amortization of deferred financing costs	838	838

Changes in operating assets and liabilities

Accounts receivable	(343)	(17)	(312)
Prepaids	184	(17)	208
Accounts payable and accrued liabilities	1,114	147	782
Customer deposit	–	–	–
Deferred revenue	19	–	–
Due to related parties	30	23	32
Exploration advances	2,327	2,061	184

Net Cash Provided by ( Used in) Continuing Operations	(25)	482	(365)
Discontinued operations	(38)	–	–

Net Cash Provided by (Used in) Operating Activities	(63)	482	(365)

Investing Activities
Acquisition of property and equipment	(30)	(3)	(20)
Surety bond	(10)	–	–
Oil and gas property expenditures	(9,060)	(3,658)	(2,797)

Net Cash Used in Investing Activities	(9,100)	(3,661)	(2,817)

Financing Activities
Deferred debt issuance costs	(161)	(161)	–
Proceeds from issuance of common stock	493	205	–
Proceeds from common stock subscribed	1,850	–	–
Proceeds from loan payable	5,000	3,000	2,000
Proceeds from convertible units	580	−	580
Advances from related parties	6	–	–
Proceeds from issuance of convertible debentures	2,700	−	1,300

Net Cash Provided by Financing Activities	10,468	3,044	3,880

Effect of exchange rate on cash	(4)	–	–

Change in Cash	1,301	(135)	698

Cash – Beginning	–	1,436	738

Cash – Ending	1,301	1,301	1,436

Supplemental Disclosures:
Oil and gas property expenditures recorded in prepaids	−	−	7
Oil and gas property expenditures recorded in accounts payable and accrued liabilities	5,898	5,898	1,453

Cash paid for:
Interest	243	239	4
Income taxes	–	–	–

The accompanying notes are an integral part of these consolidated financial statements.

Southern Star Energy Inc.

(An Exploration Stage Company)

Consolidated Statement of Stockholders’ Equity

Period from February 7, 2005 (Date of Inception) to May 31, 2009

	Common Shares Number Amount		Additional Paid-in Capital (Discount)	Convertible Units	Common Stock Subscribed	Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
		$	$	$	$	$	$	$
Balance – February 7, 2005 (date of inception) – Stock issued for cash	563	1	(1)	–	–	–	–	−
Stock issued for cash	84,431	84	(48)	–	–	–	–	37
Net loss for the period	–	–	–	–	–	–	(12)	(12)
				–
Balance – May 31, 2005	84,994	85	(49)	–	–	−	(12)	24

Foreign currency translation adjustment	–	–	–	–	–	(4)	–	(4)
Net loss for the year	–	–	–	–	–	–	(46)	(46)

Balance – May 31, 2006	84,994	85	(49)	–	–	(4)	(58)	(26)
Stock issued for cash	750	1	249	–	–	–	–	250
Intrinsic value of beneficial conversion feature (Note 7)	–	–	640	–	–	–	–	640
Fair value of warrants issued for financing fees (Note 11(a))	–	–	1,369	1,850	–	–	–	3,219
Stock returned and cancelled (Note 10) – April 5, 2007	(54,938)	(55)	55	–	–	–	–	–
Foreign currency translation adjustment	–	–	–	–	–	4	–	4
Net loss for the year	–	–	–	–	–	–	(1,850)	(1,850)

Balance – May 31, 2007	30,806	31	2,264	1,850	–	–	(1,908)	2,237
Intrinsic value of beneficial conversion feature (Note 7)	–	–	520	–	–	–	–	520
Fair value of warrants issued for financing fees (Note 11)	–	–	406	580	–	–	–	986
Stock issued upon conversion of convertible debentures and interest (Note 7)	7,266	7	2,855	–	–	–	–	2,862
Conversion of convertible units (Note 11)	6,710	7	2,423	(2,430)	–	–	–	–
Shares issued for consulting services (Note 10)	19	−	15	–	–	–	–	15
Shares issuable for consulting services (Note 10)	–	–	–	–	35	–	–	35
Fair value of warrants issued for financing fees (Note 6)	–	–	486	–	–	–	–	486
Stock-based compensation (Note 9)	–	–	881	–	–	–	–	881
Net loss for the year	–	–	–	–	–	–	(3,778)	(3,778)

Balance – May 31, 2008	44,801	45	9,852	–	35	–	(5,686)	4,246
Shares issued for Consulting Services	46	−	36	−	(35)	−	−	1
Fair Value of warrants issued for financing activities (Note 6)	−	−	1,729	−	−	−	−	1,729
Fair Value of warrants issued for financing activities (Note 6)	−	−	941	−	−	−	−	941
Stock-based Compensation	−		1,248	−	−	−	−	1,248
Shares issued to director	500	−	205	−	−	−	−	205
Net loss for period	−	−	−	−	−	−	(13,147)	(13,147)
Balance – May 31, 2009	45,347	45	14,010	−	−	−	(18,833)	(4,778)

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

The Company has been in the exploration stage since completion of its restructuring in November, 2006 and has not yet realized significant revenues from its planned operations. Previously, it was in the development stage, pursuant to Statements of Financial Accounting Standards (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”, and had not generated or sustained significant revenues. These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the exploration stage are dependent upon its successful efforts to raise additional equity or debt financing to continue operations and generate sustainable significant revenue. There is no guarantee the Company will be able to raise adequate equity financing or generate profitable operations. As of May 31, 2009, the Company has a working capital deficit of $12,105,000 and has incurred losses of $18,833,000 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management of the Company has undertaken steps as part of a plan with the goal of sustaining Company operations for the next fiscal year and beyond. These steps include: (a) continuing efforts to raise additional capital and/or other forms of financing; and (b) controlling overhead and expenses. There can be no assurance that any of these efforts will be successful.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States (“US GAAP”), and are expressed in U.S. dollars. These consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, Southern Star Operating, Inc. (“Southern Star Operating”), incorporated in the State of Louisiana, USA and the total operating expenses include all of the activities incurred by Surge Marketing up to November 2, 2006 (Note 14). All intercompany balances and transactions have been eliminated. The Company’s fiscal year-end is May 31.  Certain reclassifications have been made to prior period amounts to conform to current period presentation.

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

c)	Concentrations of Credit Risk

The Company operates all of its oil and natural gas properties. As the operator of a property, the Company makes full payments for costs associated with the property and seeks reimbursement from the other working interest owners in the property for their share of those costs. The Company’s joint interest partners consist primarily of independent oil and natural gas producers. If the oil and natural gas exploration and production industry in general were adversely affected, the ability of the Company’s joint interest partners to reimburse the Company could be adversely affected.

The purchasers of the Company’s oil and natural gas production consist primarily of independent marketers, major oil and natural gas companies and gas pipeline companies. The Company has not experienced any significant losses from uncollectible accounts. In 2009 and 2008, the Company had two individual purchasers each accounting for in excess of 10% of our total sales, collectively representing 95% of its total sales. The Company does not believe the loss of any one of its purchasers would materially affect the Company’s ability to sell the oil and natural gas it produces. The Company believes other purchasers are available in the Company’s areas of operations.

The Company regularly maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits.  The Company has not experienced any losses with respect to the related risks to cash and cash equivalents and does not believe its exposure to such risk is more than nominal.

d)	Foreign Currency Transactions

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

e)	Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear any interest. The Company regularly reviews collectability and establishes or adjusts an allowance for uncollectible amounts as necessary using the specific identification method. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

f)	Oil and Gas Properties

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

Southern Star Energy Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

The Company applies a ceiling test to the capitalized cost in the full cost pool. The ceiling test limits such cost to the estimated present value, using a ten percent discount rate, of the future net revenue from proved reserves, based on current economic and operating conditions. Specifically, the Company computes the ceiling test so that capitalized cost, less accumulated depletion and related deferred income tax, do not exceed an amount (the ceiling) equal to the sum of: (A) The present value of estimated future net revenue computed by applying current prices of oil and gas reserves (with consideration of price changes only to the extent provided by contractual arrangements) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet presented, less estimated future expenditures (based on current cost) to be incurred in developing and producing the proved reserves computed using a discount factor of ten percent and assuming continuation of existing economic conditions; plus (B) the cost of property not being amortized; plus (C) the lower of cost or estimated fair value of unproven properties included in the costs being amortized; less (D) income tax effects related to differences between the book and tax basis of the property.  During the year ended May 31, 2009, the Company recorded ceiling test impairments totaling $8,221,000, which have been included in depletion, depreciation and amortization expense.

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

g)	Revenue Recognition

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

h)	Asset Retirement Obligations

The Company recognizes a liability for future retirement obligations associated with the Company’s oil and gas properties in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 143 “Accounting for Asset Retirement Obligations”. The estimated fair value of the asset retirement obligation is based on the current cost escalated at an inflation rate and discounted at a credit adjusted risk-free rate. This liability is capitalized as part of the cost of the related asset and amortized over its useful life. The liability accretes until the Company settles the obligation.

i)	Property and Equipment

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

Southern Star Energy Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on June 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with SFAS No.5, “Accounting for Contingencies”. As required by FIN 48, which clarifies SFAS No. 109, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting this standard, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open. The adoption of FIN 48 did not have a material impact on the financial statements during the years ended May 31, 2009 and 2008.

k)	Financial Instruments

The fair values of financial instruments, which include cash, accounts receivable, surety bond, accounts payable, exploration advances, loan payable and due to related party approximate their carrying values due to the relatively short maturity of these instruments.

l)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2009 and 2008, the Company has no items that represent comprehensive loss.

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

The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share” which requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

p)	Recent Accounting Pronouncements

Effective June 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (SFAS No. 157), which established a framework for measuring fair value in generally accepted accounting principles, clarified the definition of fair value within that framework, and expanded disclosures about the use of fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, in February 2008, the Financial

Southern Star Energy Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

Accounting Standards Board (FASB) issued FASB Staff Position No. FA5 157-2, Effective Date of FASB Statement No. 157 (FSP No. 157-2), which deferred the effective date of SFAS No. 157 for one year for non-financial assets and liabilities, except for certain items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events. ” The objective of SFAS No. 165 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

3.	Equipment

	Cost $	Accumulated Depreciation $	May 31, 2009 Net Book Value $	May 31, 2008 Net Book Value $
	(in 000’)
Leasehold improvements	12	4	8	12
Furniture and equipment	10	3	7	8

	22	7	15	20

Southern Star Energy Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

4.	Oil and Gas Properties

Pursuant to the terms of the Restructuring Agreement dated November 6, 2006 (the “Restructuring Agreement”) (Note 13), Big Sky Management (“Big Sky”), a company owned by the former President of the Company, agreed to assign to the Company Big Sky’s rights under a prospect acquisition agreement to purchase a 20% working interest in certain oil and gas leases located in Louisiana, known as Sentell Field (formerly called the D Duck Prospect). Pursuant to the prospect acquisition agreement with Dynamic Resources Corporation (“Dynamic”), dated October 10, 2006, Big Sky was obligated to pay Dynamic $97,634 for the 20% working interest. Big Sky also was obligated to pay 100% of Dynamic’s remaining share, being 20%, of the drilling and completion costs on the initial two wells drilled on the property up to a maximum of $400,000 per well. Prior to entering into the Restructuring Agreement, Big Sky had not made any payments for Sentell Field. Subsequent to the date of the Restructuring Agreement, the Company paid $97,634 to Dynamic for its 20% interest and $144,116 was paid to Dynamic by Ramshorn Investments, Inc. (“Ramshorn”) for its 40% interest. The Company’s working interest is subject to an approximate 24% royalty interest. As a result, the Company is entitled to receive a proportionate share of approximately76% of its interest in any production from Sentell Field, less all exploration and development costs, and the holder of the royalty interest is entitled to the remaining 24% of any production. The holder of the royalty interest is not responsible for any exploration or development costs.

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

All of the Company’s proven and unproven oil and gas properties are located in the United States. The following table summarizes information regarding the Company’s oil and gas acquisition, exploration and development activities:

	May 31, 2009 $	May 31, 2008 $
(in 000’s)
Proved Properties
Acquisition costs	785	693
Development costs	3,413	60
Exploration costs	6,455	5,844
Less:
Accumulated depletion, depreciation and amortization	(9,018)	(109)
	1,635	6,488

Unproven Properties
Acquisition costs	64	–
Exploration costs	3,707	–
Net Carrying Value	5,406	6,488

Included in accumulated depletion, depreciation and amortization are impairments of oil and gas properties totaling $8,221,000 as a result of the ceiling test impairments as of May 31, 2009 ($823,000) February 28, 2009 ($5,196,000) and August 31, 2008 ($2,202,000). In determining the future cash flows used in performing the full cost ceiling test, the Company used the following prices, held constant, at May 31, 2009, February 28, 2009, and August 31, 2008:

	Natural Gas Price per Mcf	Oil Price per Barrel
May 31, 2009	$3.37	$54.31
February 28, 2009	$3.39	$51.05
August 31, 2008	$8.82	$115.96

The prices used in the February 28, 2009 ceiling test represented spot prices in April 2009. Had the Company utilized the spot prices on February 28, 2009, the impairment recorded at February 28, 2009, would have been $6,452,000.

Unproved properties represent the costs of wells drilled which have not yet been completed and to which proved reserves have not been assigned. Accordingly, these costs have been excluded in determining depletion, depreciation and amortization expense.

During the drilling of the Boyce Pate 16-1 well, the Company incurred additional costs of approximately $1,700,000 resulting from a vendor using inappropriate cement while setting a plug after the drilling of the well. The vendor has agreed to reimburse us for the additional costs, of which our share totals approximately $686,000. To date, $1,000,000 has been received from the vendor and, accordingly, oil and gas property balances as May 31, 2009, have been reduced by approximately $400,000 for our share of amounts received. Additional amounts received from the vendor will be accounted for a reduction of oil and gas properties.

Southern Star Energy Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

5.	Asset Retirement Obligation

The Company’s asset retirement obligations (“AROs”) in regards to Sentell Field relates to site restoration.

A reconciliation between the opening and closing AROs balance is provided below:

	May 31, 2009 $	May 31, 2008 $
	(in 000’s)
Beginning asset retirement obligations	54	–
Liabilities incurred	37	57
Liabilities settled	−	(6)
Accretion	7	3

Total asset retirement obligations	98	54

In accordance with SFAS No. 143 “Accounting for Asset Retirement Obligations,” the Company measured the ARO’s at fair value and properly capitalized this to the oil and gas property accounts. The ARO’s will accrete to $171,000 over a period of seven years at which it is expected to be settled. A discount rate of 10% and an inflation rate of 2.5% were used to calculate the present value of the ARO’s. The corresponding accretion at May 31, 2009, of $7,000 has been included in depletion, depreciation and amortization. Actual retirement costs will be recorded against the ARO’s when incurred. Any difference between the recorded ARO’s and the actual retirement costs incurred will be recorded as a gain or loss in the period of settlement.

6.	Bank Debt

On May 16, 2008, the Company and Macquarie Bank Limited (“Macquarie”) entered into a credit agreement (the “Macquarie Credit Agreement”) to receive advances up to $2,000,000 with a maturity date of September 13, 2008, which the Company received in full on May 20, 2008. The advances accrued interest at the lesser of the prime rate plus 2% and the highest lawful rate with interest payable on the last day of each month. Pursuant to the terms of the agreement, all proceeds from the sale of oil and gas by the Company were to be remitted Macquarie while amounts are outstanding under the agreement. In connection with the Macquarie Credit Agreement, the Company issued the lender a warrant to purchase 750,000 shares of common stock at $1.00 per share until May 16, 2013. The Company recorded the fair value of the warrant of $486,000 as additional paid-in capital and recorded an equivalent discount, which will be expensed over the term of the agreement.

On July 11, 2008, the Company and Macquarie entered into a credit agreement (the “Amended Macquarie Credit Agreement”) to receive advances up to $25,000,000 with an initial borrowing base of $5,000,000. The Amended Macquarie Credit Agreement amends and restates the previous credit agreement described above in its entirety. On July 16, 2008, the Company received an advance of approximately $2,500,000 and received advances for the remaining $2,500,000 throughout the nine months ended February 28, 2009. The advances accrue interest at the lesser of the prime rate plus 2% and the highest lawful rate. Interest payments must be made on the last day of each month and all interest and advances must be repaid by July 11, 2011, the maturity date. Pursuant to the terms of the Amended Macquarie Credit Agreement, all proceeds from the sale of oil and gas by the Company will be remitted to Macquarie while amounts are outstanding under the agreement.

The Amended Macquarie Credit Agreement is secured by a lien on substantially all of the Company's assets, including the Company's oil and gas properties and contains various positive covenants, including interest coverage ratio, current ratio and adjusted present value ratio covenants (as defined in the agreement), and certain negative covenants which prevent us from carrying out certain actions, including incurring specified debt or guaranties, suffering any change of control, merging into or consolidating with any other entity and declaring or paying any cash dividends or distributions.  As of May 31, 2009, we were not in compliance with certain of these financial covenants.

Southern Star Energy Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

On May 29, 2009, the Company and Macquarie executed a waiver letter amending the Credit Agreement (“Waiver Letter”). Under the terms of the Waiver Letter, until June 30, 2009, the Lender agreed to waive the Company’s compliance with certain sections of the Credit Agreement, which pertain to interest coverage ratio, current ratio, and adjusted PV ratio.

In consideration of this waiver, the Company agreed to pay Macquarie one hundred percent (100%) of the Net Operating Cash Flow (as defined in the Credit Agreement), to be applied against the entire outstanding balance of the loan until such time as the outstanding balance of the loan is paid off. The Company also agreed to obtain the written consent of Macquarie prior to incurring or agreeing to incur any cost or expense for capital expenditures of any kind. Finally, the Company released Macquarie from any action or failure to act in connection with the Credit Agreement or related documents occurring any time prior to May 29, 2009. The Waiver Letter expired June 30, 2009. The Company remains out of compliance with its interest coverage ratio, current ratio and adjusted present value ratio covenants.

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

Pursuant to a financial services agreement and in connection with the Macquarie Credit Agreement, the Company paid Imperial Capital, LLC (“Imperial”) $60,000 of financing fees, $50,000 in additional expenses and was obligated to issue a warrant exercisable to purchase 100,000 shares of common stock at $1.00 per share. Additionally, in connection with the Amended Macquarie Credit Agreement, the Company paid Imperial a cash fee of $90,000 and issued a warrant to purchase 1,250,000 shares of the Company’s common stock at $1.00 per share until July 11, 2013. Furthermore, the Company will owe Imperial the amount of 3% of the gross proceeds of each funding in excess of the initial $5,000,000 borrowing base the Company receives under the Amended Macquarie Credit Agreement until Imperial has received the total fee of $750,000, of which $150,000 has been paid.

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

a)

On November 1, 2006, the Company issued a 10% convertible debenture with a principal amount of $600,000 which was due and payable on November 1, 2008. The principal and accrued interest on the debenture could be converted into shares of the Company’s common stock at $0.33 per share, at the option of the holder. An equity portion representing the beneficial conversion feature was not recorded, as there was no intrinsic value at the date of commitment. On November 16, 2007, the Company received notice that the outstanding principal and accrued interest of $663,333 was to be converted into 1,989,999 shares of common stock. On December 21, 2007, 265,333 shares were issued and the remaining 1,724,666 shares were issued on January 15, 2008.

b)

On December 1, 2006, the Company issued a 10% convertible debenture with a principal amount of $800,000 which was due and payable on December 1, 2008. The principal and accrued interest on the debenture could be converted into shares of the Company’s common stock at $0.33 per share, at the option of the holder.

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

c)

On September 18, 2007, the Company issued a 10% convertible debenture with a principal amount of $1,300,000 which was due and payable on September 18, 2009. The principal and accrued interest on the debenture could be converted into shares of the Company’s common stock at $0.50 per share, at the option of the holder.

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
a)

In the year ended May 31, 2008, the Company granted to a company wholly owned by a director of the Company, 750,000 stock options to purchase shares of the Company’s common stock at $1.09 per share for a period of 4 years pursuant to a consulting agreement (Note 12(g)). On February 26, 2008, the Company reduced the exercise price of the options to $0.70 per share. In the year ended May 31, 2009, the Company also paid $354,000 (May 31, 2008 – $156,000) in consulting fees pursuant to a consulting agreement. At May 31, 2009, the Company owed $42,000 to this company pursuant to the consulting agreement. This amount is unsecured, is non-interest bearing and is due on demand.

b)

In the year ended May 31, 2008, the Company granted, to the President of the Company, 1,500,000 stock options to purchase shares of the Company’s common stock at $1.20 per share for a period of 5 years pursuant to a consulting agreement (Note 12(i)). On February 26, 2008, the Company reduced the exercise price of the options to $0.70 per share. The Company also paid $189,000 in consulting fees pursuant to a consulting agreement in the year ended May 31, 2008.

c)

The Company incurred $120,000 (May 31, 2008– $50,000) to Big Sky, a company owned by a director and the former CEO of the Company pursuant to a consulting agreement (Note 12(a)). At May 31, 2009, the Company owed $4,000 (May 31, 2008 - $300) to Big Sky for expenses incurred on behalf of the Company. This amount is unsecured, is non-interest bearing and is due on demand.

d)	In the year ended May 31, 2008, the Company paid $22,000 in consulting fees to the former CFO of the Company.

e)

At May 31, 2009, the Company owed $10,000 (May 31, 2008 - $Nil) to a director of the company for consulting services rendered to the company during the year ended May 31, 2009. This amount is unsecured, is non-interest bearing and is due on demand.

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

On February 26, 2008, the Company modified the terms of certain options outstanding, reducing the exercise price to $0.70 per share. The modification resulted in a $138,000 increase in the fair value of the options, of which $31,000 was recognized immediately as stock-based compensation expense and the remaining $107,000 being recognized over the remaining vesting period of the options. The weighted average grant date fair value of the modified stock options was $0.52.

The weighted average grant date fair value of stock options granted during the year ended May 31, 2009 was $0.68 per share (May 31, 2008 - $1.04 per share). No stock options were exercised during the years ended May 31, 2009 and 2008. During the year ended May 31, 2009, the Company recorded stock-based compensation of $1,248,000 (May 31, 2008- $880,571) as general and administrative expense.

  A summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value $
Outstanding, May 31, 2008	2,750,000	0.70
Granted	1,700,000	0.94
Forfeited	(100,000)	0.60
Outstanding, May 31, 2009	4,350,000	0.80	3.36	−
Exercisable, May 31, 2009	1,250,000	0.70	2.29	−

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended May 31, 2009	Year Ended May 31, 2008

Expected dividend yield	0%	0%
Expected volatility	112%	111%
Expected life (in years)	3.50	3.93
Risk-free interest rate	3.19%	2.65%

As at May 31, 2009, there was $1,878,000 (May 31, 2008 - $1,954,000) of total unrecognized compensation costs related to nonvested share-based compensation arrangements granted under the Plan which are expected to be recognized over a weighted-average period of 1.70 years. The total fair value of shares vested during the year ended May 31, 2009 was $1,248,000.

A summary of the status of the Company’s nonvested shares as of May 31, 2009, and changes during the year ended May 31, 2009, is presented below:

Southern Star Energy Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

	Number of Shares	Weighted-Average Grant-Date Fair Value $
Nonvested at May 31, 2008	2,500,000	0.53
Granted	1,700,000	0.68
Vested	(1,000,000)	0.51
Forfeited	(100,000)	0.44
Nonvested at May 31, 2009	3,100,000	0.62

Warrants

On May 16, 2008, the Company issued a warrant to purchase 750,000 shares of common stock at $1.00 per share until May 16, 2013 (Note 6). On July 11, 2008, in connection with entering into the Amended Macquarie Credit Agreement as discussed in Note 6, the Company issued an additional warrant to purchase 1,897,419 shares of common stock at $1.00 per share until July 11, 2013. Additionally, pursuant to a financial services agreement and the Amended Macquarie Credit Agreement, the Company issued a warrant to purchase 1,250,000 shares of the Company’s common stock until July 11, 2013.

A summary of the Company’s warrants is as follows:

	Number of Warrants	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Term
Outstanding, May 31, 2009	1	1.00
Granted	2	1.00
Outstanding, May 31, 2009	3	1.00	4.12

10.	Common Stock

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

b)	On April 10, 2008, the Company issued 18,000 shares of common stock for $9,000 of accrued interest (Note 7(c)).

c)

On December 11, 2007, the Company issued 18,750 shares of common stock for $15,000 of consulting services described in Note 12(d). At May 31, 2008, $35,000 of consulting expense was included in common stock subscribed.

d)

On December 21, 2007, January 15, 2008 and April 10, 2008, the Company issued 5,523,277, 1,724,666 and 18,000 shares of common stock, respectively, upon the conversion of $2,862,416 of principal and accrued interest relating to the convertible debentures described in Note 7.

e)	On February 6, 2008, the Company issued 6,710,001 shares of common stock upon the conversion of the $2,430,000 of convertible units described in Note 11.

f)

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

Southern Star Energy Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

g)	On February 13, 2007, the Company received stock subscriptions for 750,000 shares of common stock at $0.33 per share for proceeds of $250,000. The shares were issued on March 30, 2007.

h)	On April 5, 2007, 54,937,500 shares of common stock were returned to treasury and cancelled as a part of the Restructuring Agreement described in Note 13.

i)	During the year ended May 31, 2009, the Company issued 46,335 shares of common stock with a fair value of $36,000 pursuant to a marketing agreement, which was subsequently terminated.
j)	On January 21, 2009, the Company issued 500,000 shares of common stock to a director of the Company for proceeds of $205,000.

11.	Convertible Units

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

Future Minimum Lease Payments $ (in 000’s)
2010	35
2011	33
Total	68

Southern Star Energy Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

c)

On May 20, 2008, the Company entered into a consulting agreement with an investor communications consulting firm that will provide investor communications services on behalf of the Company in consideration of a minimum of $3,000 per month for an initial period of one year. This agreement was terminated subsequent to May 31, 2009.

d)

On May 3, 2007, the Company entered into a marketing agreement with RedChip Companies Inc. (“RedChip”) for an initial term of 12 months in consideration of $7,500 per month, and commencing August 1, 2007, an equivalent value of $5,000 per month payable in shares of the Company’s common stock, the value of which will be determined based upon the closing price of the shares as reported by StockWatch Inc. on the first business day of each quarterly period. The shares were to be issued by the Company to RedChip on a quarterly basis no later than ten days after the first day of each subsequent quarter. On December 11, 2007, the Company issued 18,750 for $15,000 of consulting services shares pursuant to the consulting agreement and at May 31, 2008, $35,000 was included in common stock subscribed. During the year ended May 31, 2009, the Company issued 46,335 shares pursuant to this agreement before terminating the agreement.

e)

On February 27, 2007, the Company entered into a services agreement with a consultant who will provide consulting services in consideration for $140 per hour of services and 375,000 shares of the Company’s common stock. The Company is to issue 187,500 shares upon the generation of revenues from Sentell Field in excess of all costs reasonably incurred in relation to the drilling of the well. The Company is also obligated to issue 187,500 shares to be held in escrow for a period of one year upon Sentell Field generating more than 15 billion cubic feet equivalent of natural gas or having reserves greater than $75,000,000 calculated on a 10% discounted cash flow basis. As at May 31, 2009, no shares have been issued under this services agreement.

f)

On February 15, 2007, the Company entered into a services agreement with a consultant who will provide consulting services in consideration for $75 per hour of services and 375,000 shares of the Company’s common stock. The Company is to issue 187,500 shares upon the generation of revenues from Sentell Field in excess of all costs reasonably incurred in relation to the drilling of the well. The Company is also obligated to issue 187,500 shares to be held in escrow for a period of one year upon Sentell Field generating more than 15 billion cubic feet equivalent of natural gas or having reserves greater than $75,000,000 calculated on a 10% discounted cash flow basis. As at May 31, 2009, no shares have been issued under this services agreement.

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

h)

On November 22, 2007, the Company entered into a consulting agreement with a consultant who will provide consulting services in consideration for $175 per hour of services, options to purchase 500,000 shares of the Company’s common stock at $1.09 per share for 2 years and $25,000 upon the successful completion of three of the Company’s wells. The options granted had a grant-date fair value of approximately $315,000. One-half of the options granted vested immediately and the remaining half vests

Southern Star Energy Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

on the first anniversary of November 22, 2007. On February 26, 2008, the Company reduced the exercise price of the options to $0.70 per share which resulted in an increase to the fair value of the options in the amount of approximately $36,000. Approximately $21,000 of such increase was recognized immediately with the remaining $15,000 was recognized ratably over the remaining vesting period. During the year, the Company paid $75,000 to the consultant for the completion of certain wells on Sentell Field.

i)

On November 22, 2007, the Company entered into a consulting agreement with the President of the Company who will provide consulting services in consideration for $200 per hour of services to a maximum of $1,500 per day and $30,000 per month and options to purchase 1,500,000 shares of the Company’s common stock at $1.20 per share for 5 years. The options granted had a grant-date fair value of approximately $1,442,000. One-third of the options granted will vest on each of the first three anniversaries of November 22, 2007. On February 26, 2008, the Company reduced the exercise price of the options to $0.70 per share which resulted in an increase to the fair value of the options in the amount of approximately $67,000. Approximately $6,000 of such increase was recognized immediately with the remaining $61,000 to be recognized ratably over the remaining vesting period. Additionally, if the President completes an equity financing in excess of $5,000,000 the President would cease to be a consultant and become an employee with a base salary of $240,000 per year and up to two bonus payments of $30,000 upon the successful completion of a new well outside the current Sentell Field or the acquisition of any property or financing of greater than $3,000,000. On May 1, 2008, the President of the Company ceased to be a consultant and became an employee of the Company.

j)

On June 18, 2007, the Company entered into a services agreement with Imperial to provide services related to assisting the Company in future financing activities. Pursuant to a financial services agreement and in connection with the Macquarie Credit Agreement, the Company paid Imperial $60,000 of financing fees, $50,000 in additional expenses and was obligated to issue a warrant exercisable to purchase 100,000 shares of common stock at $1.00. Additionally, in connection with the Amended Macquarie Credit Agreement, the Company paid Imperial a cash fee of $90,000 and issued a warrant to purchase 1,250,000 shares of the Company’s common stock until July 11, 2013. Furthermore, the Company will owe Imperial the amount of 3% of the gross proceeds of each funding in excess of the initial $5,000,000 borrowing base the Company receive under the Amended Macquarie Credit Agreement until Imperial has received the total fee of $750,000, of which $150,000 has been paid.

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

The results of discontinued operations are summarized as follows:

Accumulated From February 7, 2005 (Date of Inception) to May 31,
2008
$
(in 000’s)
Revenue
Consulting	90
Software	19
109
Expenses	171
Net Operating Loss	(62)
Gain on disposal	41
Gain (Loss) From Discontinued Operations	(21)

The net operating gain (loss) represents all of the activity incurred by Surge Marketing up to November 2, 2006.

The Company realized a gain on the disposal of Surge Marketing, equal to the carrying value of the assets and liabilities disposed of as of November 2, 2006:

(in $000’s)
Assets	61
Liabilities	(119)
Amounts Surge Enterprises, Inc, owed to Surge Marketing	52
Amounts owed to related parties	(40)
Investment in Surge Marketing	(1)
Comprehensive loss	6
Gain on Disposal	(41)

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

Southern Star Energy Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

The significant components of deferred income tax assets and liabilities at May 31, 2009 and 2008 are as follows:

	May 31, 2009	May 31, 2008
	(in 000’s)
Net loss before income taxes	$(13,147)	$(3,778)
Statutory income tax rate	35%	35%
Income tax recovery at statutory income tax rate	(4,602)	(1,322)
Depreciation, depletion and amortization	2,713	−
Intangible drilling costs	(1,713)	−
Accretion of discount on convertible debt	149	407
Financing costs	293	142
Stock-based compensation	437	308
Other	4	2
Change in valuation allowance	2,719	463
	$–	$–

	May 31, 2009 $	May 31, 2008 $

Net operating loss carryforward	4,494	630
Oil and gas property	(1,344)	(324)
Valuation allowance	(3,150)	(306)
Net deferred income tax asset	–	–

The Company has recognized a valuation allowance for the deferred income tax asset since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The valuation allowance is reviewed annually. When circumstances change and which cause a change in management’s judgment about the realizability of deferred income tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

The Company has a net operating loss carryforward of approximately $12,839,000 available to offset taxable income in future years which expire as follows:

Expiring in:	(In $000’s)
2025	12
2026	45
2027	399
2028	4,615
2029	7,768
Total	12,839

Southern Star Energy Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

16.	Supplemental Oil and Gas Disclosures (Unaudited)

Costs Incurred In Oil and Gas Property Acquisition, Exploration, and Development Activities

	2009		2008
	(in 000’s)
Acquisitions
Proved	$92	$	−
Unproved	64		224
Exploration	4,317		3,517
Development	3,354		60
Costs Incurred	$7,828		$3,801

Capitalized Costs

	2009	2008
	(in 000’s)
Proved Properties	$10,653	$6,597
Unproved Properties	3,771	--
	14,424	6,597
Accumulated DD&A	(9,018)	(109)
	$5,406	$6,488

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

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

Estimated Oil and Gas Reserve Quantities

The Company’s ownership interests in estimated quantities of proved oil and gas reserves and changes in net proved oil and gas reserves, all of which are located in the United States, are summarized below:

	Proved Reserves
	Oil and Natural Gas Liquids (barrels)	Natural Gas (Mcf)
Proved reserves, May 31, 2007	−	−
Extensions, discoveries and other additions	65,002	3,254,271
Production	(1,059)	(53,069)
Proved reserves, May 31, 2008	63,943	3,201,202
Revisions of previous estimates	(28,950)	(1,365,165)
Extensions and discoveries	−	352,250
Production	(3,526)	(167,377)
Proved reserves, May 31, 2009	31,467	2,020,910

Proved developed reserves, May 31, 2008	43,985	2,193,422
Proved developed reserves, May 31, 2009	7,744	742,670

Amortization per unit of production (mcf) is $0.74.

There were no revisions of previous estimates of reserves or purchases of minerals in-place during the year ended May 31, 2008.

Standardized Measure of Discounted Future Cash Flows

The standardized measure of discounted future net cash flows from proved reserves for the years presented in the financial statements are summarized below. There were no proved reserves at inception through August 31, 2007. The standardized measure of future cash flows as of May 31, 2009 is calculated using a price per barrel of oil of $61.72, a price per Mcf of natural gas of $3.37, and a price per Gal non-gas liquid of $0.89. These prices are equal to the price received by the Company at May 31, 2009. The resulting estimated future cash inflows are reduced by estimated future costs to produce the estimated proved reserves. These costs are based on year-end cost levels. Future income taxes are based on year-end statutory rates after consideration of permanent differences, to the excess of pre-tax cash inflows over the Company’s tax basis in the associated proved gas and oil properties. The future net cash flows are reduced to present value by applying a 10% discount rate. The standardized measure of discounted future cash flows is not intended to represent the replacement cost or fair market value of the Company’s oil and gas properties.

	May 31 ,2009	May 31 ,2008
	(in 000’s)
Future production revenues	$ 8,281	$ 41,482
Future production costs	(2,743)	(9,477)
Future development costs	(2,207)	(10,776)
Future income taxes	−	−
Future net cash flows	3,331	21,229
10% annual discount for estimating future net cash flows	(1,695)	(12,731)
Standardized measure of discounted future net cash flows	$ 1,636	$ 8,498

Southern Star Energy Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

Future development costs include the estimated costs of bringing non-producing proved reserves into production.

Principal changes in the standardized measure of discounted future net cash flows attributable to the Company’s proved reserves are as follows at May 31:

	2009 $	2008 $
	(in 000’s)
Standardized measure, beginning of year	8,498	−
Sales of oil and natural gas, net of production costs	(689)	(330)
Net changes in pricing and production costs	(11,310)	−
Change in estimated future development costs	3,640	−
Extensions and discoveries, net of future development costs	1	8,828
Previously estimated development costs incurred	570	−
Revisions of quantity estimates	(1,926)	−
Accretion of discount	850	−
Changes in timing of production and other	(2,002)	−
Standardized measures, end of year	1,636	8,498

17.	Subsequent Events

On June 9, 2009, one of our vendors, Coastal Chemical Co., LLC filed suit in the 113th Judicial District of Harris County, Texas related to approximately $104,000 in claimed unpaid invoices. In addition, since May 31, 2009, several vendors have filed liens against the Company related to claims for unpaid invoices for goods and services provided to the Company in Bossier Parish, Louisiana. Total claims related to these liens are approximately $3,050,000. The suit and liens are all based upon claims for non-payment for amounts which have been reflected in the Company’ accounts payable balances.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

At the end of the period covered by this report on Form 10-K or the year ended May 31, 2009, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a - 15(e) and Rule 15d - 15(e) under the Exchange Act). Based on that evaluation the CEO and the CFO have concluded that the Company’s disclosure controls and procedures were adequately designed and effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness in future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the design and operation of the Company’s internal control over financial reporting as of May 31, 2009 based on the criteria in a framework developed by the Company’s management pursuant to and in compliance with the principles and framework of the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, walkthroughs of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of May 31, 2009 and no material weaknesses were discovered.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) or 15(d)-15(f)) that occurred during the quarter ended May 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Name	Position	Age	Date Elected/Appointed
William David Gibbs	President, CEO and Director	56	December 3, 2007
Eric Boehnke	Director	44	October 30, 2006
Bruce L. Ganer	Vice President of Exploration and Development, and Director	58	November 22, 2007
Michael O. Aldridge	Director	50	December 4, 2008
Christopher H. Taylor	Chief Financial Officer	38	September 22, 2008
Douglas M. Harwell	Operations Manager	32	June 16, 2008

William David Gibbs

Mr. Gibbs is an entrepreneurial senior executive in the independent upstream energy sector with over 33 years experience in both technical and executive leadership roles. He has a successful track record of creating, growing and monetizing a significant exploration and production company focused on the U.S. Gulf of Mexico, delivering outstanding shareholder returns.

From 2005 to November 2007, Mr. Gibbs was the President of Medco Energy US LLC (formerly Novus Louisiana) Lafayette, Louisiana where he rebuilt the company after a hostile takeover and failed divestiture effort. From 1992 to 2005, Mr. Gibbs held several senior management positions with TDC Energy, LLC from Vice President, Business Development in 1992 to President and Chief Executive Officer in 2000.

He received a Bachelor of Mechanical Engineering from the Georgia Institute of Technology in 1975 and an Offshore Operators’ Certification from the University of Southwestern Louisiana in 1979. He completed the Owner/President Management Program (Unit 1) at Harvard University in 2001.

Mr. Gibbs is the founder and president of Esperanza Ministries. Esperanza Ministries is a 501(c)(3) charity operating medical and educational services in Central America. Esperanza and its affiliates operate four schools, a regional medical center, and a large child care facility in southern Honduras. Over the past seven years, Esperanza has raised and deployed over $500,000 of funds and supplies as well as leading several large mission teams.

Eric Boehnke

From January 1997 until present, Mr. Boehnke has acted as president and a director of Big Sky Management Ltd., a private company principally involved with providing corporate finance and administrative management services to private and public companies. From May 2004 until present, Mr. Boehnke has acted as a director and officer of VanArbor Asset Management Ltd., a British Columbia based independent asset management company dedicated to creating wealth using a disciplined, proprietary investment strategy with an emphasis on preserving capital while generating long-term returns. Mr. Boehnke has been involved with Van Arbor Asset Management since inception, playing an integral role in the development of the proprietary technology and the implementation of the company’s business plan. Mr. Boehnke has been an officer and director of various public companies, the most recent being Cano Petroleum Inc. (AMEX:CFW). Mr. Boehnke served as a board member of this company from May 2003 to June 2004. Cano Petroleum is an oil and gas company that is focused on secondary and enhanced oil recovery techniques to extract additional oil from mature onshore United States properties. Mr. Boehnke graduated from the University of Toronto in 1984 with a Bachelor of Science degree. Mr. Boehnke currently serves as a director and officer on Petra Petroleum Ltd, a British Columbia company which is a reporting issuer with the BCSC and as an officer and director of Woodbridge Energy Ltd, a capital pool company trading on the TSX V.

Bruce L. Ganer

Mr. Ganer has 37 years of experience providing engineering, petrophysics, planning, and managerial direction of exploration and production development projects with a successful track record in both United States and International projects.

Mr. Ganer started his career at Schlumberger working for seven years as a field engineer and manager of SE Division Computing Center. He then moved on to Home Petroleum where he worked as a Petrophysicist evaluating properties in Oklahoma, Texas, Louisiana and Mississippi. In 1982 he joined Union Texas Petroleum where we worked for nine years as a petrophysicist and reservoir engineer assigned to seven of the top ten onshore fields. He also served as their onshore strategic plan and budget coordinator. Mr. Ganer provided solutions on particularly problematic reservoirs and evaluated exploration wells in domestic U.S., Alaska, Pakistan, Spain, Africa, Indonesia and Columbia. In 1991, Mr. Ganer joined Pennzoil Exploration and Production Company as their Chief Petrophysicist and Reservoir Engineer. A year later he was assigned to Pennzoil International in charge of the technical staff which he grew to thirty professionals that included geologists, geophysicists, petrophysicists, production engineers and reservoir engineers. He served as the Technical Project Leader for a megastructure six billion barrel offshore oil development in Azerbaijan.

In 1997, Mr. Ganer formed Sierra Pine Resources which places exploration and development teams assisting clients to meet corporate goals. Recent activities focus on acquisition and development of north Louisiana fields, offshore Gulf of Mexico, redevelopment of one field in Turkey and five fields offshore Brazil. His company’s efforts over the last eight years have directly resulted in several significant value-added projects accounting for in excess of 290 Bcfe in proven reserve additions.

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

Michael O. Aldridge

Mr. Aldridge has more than 28 years of financial management experience with various companies. Mr. Aldridge was most recently the Executive Vice President of NYSE-listed PetroQuest Energy, where he also served as Chief Financial Officer, Treasurer and a member of the Board of Directors. From 1992 to 1999, he was a Vice President of NYSE-listed Ocean Energy. His previous experience also includes 11 years with Ernst & Young.

Mr. Aldridge earned a Bachelor of Science Degree in Accounting from Louisiana State University in 1980, and is a Certified Public Accountant.

Christopher H. Taylor

Mr. Taylor joined Southern Star after working for two years as an Assistant Treasurer with Noble Drilling Services Inc., a subsidiary of Noble Corporation (NYSE: NE), where he worked on various corporate finance matters. Prior to joining Noble, Mr. Taylor spent more than 12 years managing project teams for the audit practices of Grant

Thornton LLP and Arthur Andersen LLP, serving energy clients on multiple engagements and providing professional services for mergers and acquisitions, equity issues, and strategic financial planning.

Mr. Taylor is a CPA and graduated Magna Cum Laude from Oklahoma Christian University in 1993 with a Bachelor of Science Degree in Accounting.

Douglas M. Harwell

Mr. Harwell has over ten years operation experience as a mechanical engineer and has designed and implemented drill-well completions, conventional workovers, through-tubing workovers and well abandonments. Mr. Harwell also evaluated wells for buildup, determined impact on field economics and designed wellbore architecture, in addition to effectively working with facilities and construction engineers to determine surface requirements. He also developed procedures for installation, as well as performing surveillance to optimize pump performance. Mr. Harwell has the been Manager, Special Projects of Cannon Services, Ltd. from May 2005 to June 2008. Previously, from May 1998 to May 2005 he held various positions with ExxonMobil Production Company.

Mr. Harwell obtained a Bachelor of Science in Mechanical Engineering from the Louisiana Tech University in May 1998, summa cum laude.

To our knowledge, there is no arrangement or understanding between any of our officers and any other person pursuant to which the officer was selected to serve as an officer.

Family Relationships

None of our executive officers or key employees is related by blood, marriage or adoption to any other director or executive officer.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers, directors, and persons who beneficially own more than 10% of the Company’s common stock (“10% Stockholders”), to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Such officers, directors and 10% Stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended May 31, 2009, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with.

Code of Ethics

Effective September 1, 2006, our company’s board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company’s president and secretary (being our principal executive officer, principal financial officer and principal accounting officer), as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

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

Our Code of Business Conduct and Ethics requires, among other things, that all of our company’s senior officers commit to timely, accurate and consistent disclosure of information; that they maintain confidential information; and that they act with honesty and integrity.

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

Corporate Governance

As of August 17, 2009, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the President of our company at the address on the cover of this annual report.

Audit Committee

We do not have a standing audit committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, at the present time. Our board of directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K, nor do we have a board member that qualifies as “independent” as the term is defined by Nasdaq Marketplace Rule 4200(a)(15).

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

ITEM 11.	EXECUTIVE COMPENSATION.

A summary of cash and other compensation paid to our Principal Executive Officer and other executives for the fiscal year ended May 31, 2009 is as follows:

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)(1)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)(2)	Total ($) (j)
William David Gibbs, President, CEO and Director	May 31, 2009	240,000	60,000	NIL	745,717	NIL	NIL	NIL	1,045,717
	May 31, 2008	20,000	NIL	NIL	256,344	NIL	NIL	169,000	445,344
	May 31, 2007	NIL	NIL	NIL	NIL	NIL	NIL	NIL	NIL
Bruce L. Ganer, Vice President of Exploration and Development	May 31, 2009	NIL	NIL	NIL	217,024	NIL	NIL	342,722	559,746
	May 31, 2008	NIL	NIL	NIL	112,640	NIL	NIL	155,884	268,524
	May 31, 2007	NIL	NIL	NIL	NIL	NIL	NIL	NIL	NIL
Christopher H. Taylor, Chief Financial Officer	May 31, 2009	124,846	NIL	NIL	46,571	NIL	NIL	NIL	171,417
	May 31, 2008	NIL	NIL	NIL	NIL	NIL	NIL	NIL	NIL
	May 31, 2007	NIL	NIL	NIL	NIL	NIL	NIL	NIL	NIL
Douglas M. Harwell, Operations Manager	May 31, 2009	153,333	NIL	NIL	61,301	NIL	NIL	NIL	214,634
	May 31, 2008	NIL	NIL	NIL	NIL	NIL	NIL	NIL	NIL
	May 31, 2007	NIL	NIL	NIL	NIL	NIL	NIL	NIL	NIL
Eric Boehnke, former President and CEO	May 31, 2009	NIL	NIL	NIL	NIL	NIL	NIL	120,000	120,000
	May 31, 2008	NIL	NIL	NIL	NIL	NIL	NIL	50,000	50,000
	May 31, 2007	NIL	NIL	NIL	NIL	NIL	NIL	NIL	NIL
Hilda Kouvelis, former Chief Financial Officer	May 31, 2009	NIL	NIL	NIL	NIL	NIL	NIL	NIL	NIL
	May 31, 2008	NIL	NIL	NIL	NIL	NIL	NIL	21,756	21,756
	May 31, 2007	NIL	NIL	NIL	NIL	NIL	NIL	NIL	NIL

(1)

Stock Options – Amounts represent the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with FAS 123R. (a) Mr. Gibbs has options to purchase 1,500,000 shares of the Company’s common stock at $0.70 per share for five years. One-third of these options vest on each of the first, second, and third anniversaries of their issuance on November 27, 2008. Mr. Gibbs also has options to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $1.00 per share for five years. One-third of these options vest on each of the first, second, and third anniversaries of their issuance on June 4, 2008. (b) Mr. Ganer has options to purchase 750,000 shares of the Company’s common stock at $0.70 per share for four years. One-third of these options vested on November 22, 2007, the date of issuance, and one-third vest on each of the first and second anniversaries of the date of issuance. (c) Mr. Taylor has options to purchase 350,000 shares of the Company’s common stock at $0.82 per share for five years. One-third of the options vest on each of the first, second and third anniversaries of their issuance on September 22, 2008. Mr. Harwell has options to purchase 250,000 shares of the Company’s common stock at $1.00 per share for five years. One-third of the options vest on each of the first, second and third anniversaries of their issuance on June 16, 2008.

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

The 1,500,000 stock options shall vest in accordance with the following schedule:

(i)	Five hundred thousand (500,000) stock options vested on November 27, 2008;
(ii)	Five hundred thousand (500,000) stock options vest on November 27, 2009; and
(iii)	Five hundred thousand (500,000) stock options vest on November 27, 2010.

On June 4, 2008, we entered into a stock option agreement with William David Gibbs granting him the right to purchase up to an aggregate of 1,000,000 shares of our common stock at an exercise price of $1.00 per share exercisable for a period of five years pursuant to our Stock Option Plan. The 1,000,000 stock options shall vest in accordance with the following schedule:

(i)	Three hundred thirty-three thousand three hundred and thirty-four (333,334) stock options vested on June 4, 2009;
(ii)	Three hundred thirty-three thousand three hundred and thirty-three (333,333) stock options shall vest on June 4, 2010; and
(iii)	Three hundred thirty-three thousand three hundred and thirty-three (333,333) stock options shall vest on June 4, 2011.

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

The 750,000 stock options shall vest in accordance with the following schedule:

(i)	Two hundred and fifty thousand (250,000) stock options vested on November 22, 2007;
(ii)	Two hundred and fifty thousand (250,000) stock options shall vest on November 22, 2008; and
(iii)	Two hundred and fifty thousand (250,000) stock options shall vest on November 22, 2009.

Sierra Pine International, Inc. will only be able to exercise the options if it is a consultant at the time of exercise of any such options.

Christopher H. Taylor

Effective September 22, 2008, we entered into an agreement with Christopher H. Taylor, whereby we agreed to employ Mr. Taylor as our chief financial officer. Mr. Taylor will be retained as our chief financial officer in consideration for, among other things: (i) a base salary of $180,000 per year; (ii) the following incentive bonuses: (a) during the first year of employment, a maximum of two bonus payments of $22,500 each upon the successful closing of a material acquisition or the completion of a new well on a prospect outside the Sentell Field project and (b) at the first anniversary of Mr. Taylor’s employment, a bonus of up to $45,000 to awarded solely at the discretion of the board; and (iii) the grant of a stock option to purchase up to 350,000 shares of our common stock at a price of $0.82 per share, exercisable until September 22, 2013. The 350,000 stock options shall vest in accordance with the following schedule:

(i)	One hundred sixteen thousand six hundred and sixty-seven (116,667) stock options shall vest on September 22, 2009;
(ii)	One hundred sixteen thousand six hundred and sixty-seven (116,667) stock options shall vest on September 22, 2010; and
(iii)	One hundred sixteen thousand six hundred and sixty-six (116,666) stock options shall vest on September 22, 2011.

Mr. Taylor will only be able to exercise the options if he is an employee at the time of exercise of any such options.

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

Ms. Kouvelis resigned as CFO effective July 1, 2008.

Other Compensation Information

Our company does not maintain any long-term compensation plans, and did not maintain such plans at any time during our two most recently completed fiscal years ended May 31, 2009. As such, there were no long-term compensation plan awards or payouts to any of the named executive officers of our company during our two most recently completed fiscal years ended May 31, 2008 and 2009.

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

Outstanding Equity Awards

The following table sets forth certain information concerning our outstanding options for our named executive officers at August 17, 2009:

Option Awards
Name (a)	# of Securities Underlying Unexercised Options; (#) Exercisable (b)	# of Securities Underlying Unexercised Options; # Unexercisable (c)	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Exp. Date (f)
William David Gibbs	500,000 333,334	1,000,000 (1) 666,666	NIL	$0.70/share $1.00/share	11/22/2012 6/4/2013

Bruce L. Ganer	500,000	250,000 (2)	NIL	$0.70/share	11/22/2011

Christopher H. Taylor	NIL	350,000(3)	NIL	$0.82/share	9/22/2013

Douglas M. Harwell	83,334(4)	166,666 (4)	NIL	$1.00/share	7/6/2013

(1)

On November 22, 2007, the Company entered into a consulting agreement with William David Gibbs to serve as the CEO and President of the Company and provide consulting services in partial consideration for options to purchase 1,500,000 shares of the Company’s common stock at $1.20 per share for 5 years pursuant to our Stock Option Plan. On February 26, 2008, the Company reduced the exercise price of the options to $0.70 per share. The 1,500,000 stock options shall vest in accordance with the following schedule:

(i)	Five hundred thousand (500,000) stock options vested on November 27, 2008;
(ii)	Five hundred thousand (500,000) stock options vest on November 27, 2009; and
(iii)	Five hundred thousand (500,000) stock options vest on November 27, 2010.

On June 4, 2008, we entered into a stock option agreement with William David Gibbs granting him the right to purchase up to an aggregate of 1,000,000 shares of our common stock at an exercise price of $1.00 per share exercisable for a period of five years pursuant to our Stock Option Plan. The 1,000,000 stock options shall vest in accordance with the following schedule:

(i)	Three hundred thirty-three thousand three hundred and thirty-four (333,334) stock options vested on June 4, 2009;

(ii)	Three hundred thirty-three thousand three hundred and thirty-three (333,333) stock options shall vest on June 4, 2010; and
(iii)	Three hundred thirty-three thousand three hundred and thirty-three (333,333) stock options shall vest on June 4, 2011.

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

(2)

On October 1, 2007, we appointed Bruce Ganer as our Vice President of Exploration and Development. Effective November 22, 2007, we entered into a consulting agreement between our company and Sierra Pine Resources International, Inc., a company wholly-owned by Bruce Ganer, whereby Sierra Pine agreed to provide consulting services to our company through Mr. Ganer in partial consideration for the grant of a stock option to purchase up to 750,000 shares of our common stock at a price of $1.09 per share, exercisable until November 22, 2011 under our Stock Option Plan. On February 26, 2008, the Company reduced the exercise price of the options to $0.70 per share. The 750,000 stock options shall vest in accordance with the following schedule:

(i)	Two hundred and fifty thousand (250,000) stock options vested on November 22, 2007;
(ii)	Two hundred and fifty thousand (250,000) stock options shall vest on November 22, 2008; and
(iii)	Two hundred and fifty thousand (250,000) stock options shall vest on November 22, 2009.

Sierra Pine International, Inc. will only be able to exercise the options if it is a consultant at the time of exercise of any such options.

(3)

Effective September 22, 2008, we entered into an agreement with Christopher H. Taylor, whereby we agreed to employ Mr. Taylor as our Chief Financial Officer. Mr. Taylor will be retained as our Chief Financial Officer in partial consideration for the grant of a stock option to purchase up to 350,000 shares of our common stock at a price of $0.82 per share, exercisable until September 22, 2013 under our Stock Option Plan. The 350,000 stock options shall vest in accordance with the following schedule:

(i)	One hundred sixteen thousand six hundred and sixty-seven (116,667) stock options shall vest on September 22, 2009;
(ii)	One hundred sixteen thousand six hundred and sixty-seven (116,667) stock options shall vest on September 22, 2010; and
(iii)	One hundred sixteen thousand six hundred and sixty-six (116,666) stock options shall vest on September 22, 2011.

Mr. Taylor will only be able to exercise the options if he is an employee at the time of exercise of any such options.

(4)

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

Compensation of Directors

Except for Michael O. Aldridge, all directors of the Company are/were executive officers of the Company and their compensation is reported in the executive compensation table presented at the start of this section.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of shares of our common stock as of August 17, 2009 by:

•	Each person who is known by us to beneficially own more than 5% of our issued and outstanding shares of common stock;
•	Our named executive officers;
•	Our directors; and
•	All of our executive officers and directors as a group.

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner	(4) Percent of Class*
Directors and Named Executive Officers
Common Stock	William David Gibbs	930,430(1)	2.0%
Common Stock	Bruce Ganer	500,000(1)	1.1%
Common Stock	Christopher H. Taylor	NIL	NIL
Common Stock	Douglas M. Harwell	83,334(1)	0.2%
Common Stock	Eric Boehnke	7,500,000	16.5%
Common Stock	Michael O. Aldridge	205,000	0.5%
Directors and Named Executives as a Group		9,218,764(1)	20.3%
5% Shareholders
Common Stock	Macquarie Bank Limited 125 West 55th Street 22nd Floor New York, NY 10019	2,647,419(2)	5.6%
Common Stock	Venture Capital Asset Management AG Im Alteu Reiet 22 Schaan, Lichtenstein FL-9494	6,710,001	15.0%
Common Stock	Gobbet Management Inc. Postfach 837 Imaltein Riet 22 Sehaan, 9494	2,642,611	5.9%
Common Stock	Sovereign Services Ltd. 3E-B1, 25 Tai Hang Drive Jardine’s Lookout, Hong Kong	2,633,333	5.9%

* Percentages are calculated on a partially diluted basis based on 45,347,280 shares issued and outstanding on August 17, 2009 and shares acquirable by the holder within the next 60 days.

(1)

Includes the following common shares issuable upon the exercise of outstanding employee stock options which are exercisable within 60 days: Mr. Gibbs – 833,334, Mr. Ganer – 500,000, Mr. Harwell – 83,334, all directors and officers as a group – 1,416,668.

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

We are not, to the best of our knowledge, directly or indirectly owned or controlled by another corporation or foreign government.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

•

Effective September 22, 2008, we entered into an employment agreement with Christopher H. Taylor, whereby we agreed to employ Mr. Taylor as our chief financial officer. Mr. Taylor will be retained as our chief financial officer in consideration for, among other things: (i) a base salary of $180,000 per year; (ii) incentive bonuses as set forth in the employment agreement; and (ii) the grant of a stock option to purchase up to 350,000 shares of our common stock at a price of $0.82 per share, exercisable until September 22, 2013. There are no family relationships with Mr. Taylor and any of our other directors and officers.

•

On January 20, 2009, the Company closed an unregistered private placement of its common stock, par value $0.001. The Company issued 500,000 shares of common stock at a price per share of $0.41 to Michael O. Aldridge, a director of the Company, for proceeds of $205,000.

Director Independence

We currently act with four directors: William David Gibbs, Bruce L. Ganer, Eric Boehnke and Michael O. Aldridge.

The Board of Directors has determined that Mr. Aldridge is an independent director as defined by Nasdaq Marketplace Rule 4200(a)(15).

We have determined that neither Mr. Gibbs, Mr. Ganer, nor Mr. Boehnke is an independent director as defined by Nasdaq Marketplace Rule 4200(a)(15) due to the fact that they are either current or former executive officers.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by the Company’s auditors for professional services rendered in connection with the audit of the Company’s annual consolidated financial statements for fiscal years 2009 and 2008 and reviews of the consolidated financial statements included in the Company’s Forms 10-K, 10-KSB, 10-Q and 10-QSB for fiscal years 2009 and 2008 were $80,000 and $50,000, respectively.

Audit-Related Fees

The aggregate fees billed by the Company’s auditors for any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees” above for fiscal years 2009 and 2008 were $NIL and $13,500, respectively.

Tax Fees

The aggregate fees billed by the Company’s auditors for professional services for tax compliance, tax advice, and tax planning for fiscal 2009 and 2008 were $NIL and $5,000, respectively.

All Other Fees

The aggregate fees billed by the Company’s auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting, for fiscal 2008 and 2007 were $NIL and $NIL, respectively.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(3)	(i) Articles of Incorporation and (ii) Bylaws

3.1	Articles of Incorporation (incorporated by reference from our SB-2 filed on October 13, 2005)

3.2	Bylaws (incorporated by reference from our SB-2 filed on October 13, 2005)

3.3	Certificate of Correction (incorporated by reference from our SB-2 filed on October 13, 2005)

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

(4)	Instruments Defining the Rights of Securityholders including Indentures

4.1	Stock Option Plan (incorporated by reference from our Quarterly Report on Form 10-QSB filed on January 14, 2008)

(10)	Material Contracts
10.1	Subscription Agreement dated November 1, 2006 with Sovereign Services Limited (incorporated by reference from our Current Report on Form 8-K filed on November 9, 2006)

10.2	Convertible Debenture dated November 1, 2006 with Sovereign Services Limited (incorporated by reference from our Current Report on Form 8-K filed on November 9, 2006)

10.3	Assignment of Oil, Gas and Mineral Leases dated November 3, 2006 by Meagher Oil &Gas Properties, Inc. (incorporated by reference from our Current Report on Form 8-K filed on November 9, 2006)

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

10.8	Private Placement Subscription dated September 18, 2007 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on October 15, 2007)

10.9	Convertible Debenture dated September 18, 2007 (incorporated by reference from our Current Report on Form 8-K filed on November 21, 2007)

10.10	Letter Agreement dated November 7, 2007 with VirtualCFO, Inc. doing business as VCFO (incorporated by reference from our Current Report on Form 8-K filed on November 7, 2007)

10.11	Consulting Agreement dated November 22, 2007 with Larry Keller (incorporated by reference from our Current Report on Form 8-K filed on December 6, 2007)

10.12	Stock Option and Subscription Agreement dated November 22, 2007 with Larry Keller (incorporated by reference from our Current Report on Form 8-K filed on December 6, 2007)

10.13	Consulting Agreement dated November 22, 2007 with Sierra Pine International, Inc. (incorporated by reference from our Current Report on Form 8-K filed on December 10, 2007)

10.14	Stock Option and Subscription Agreement dated November 22, 2007 with Sierra Pine International, Inc. (incorporated by reference from our Current Report on Form 8-K filed on December 10, 2007)

10.15	Agreement dated November 9, 2007 with William David Gibbs (incorporated by reference from our Current Report on Form 8-K filed on December 3, 2007)

10.16	Stock Option and Subscription Agreement dated November 27, 2007 with William David Gibbs (incorporated by reference from our Current Report on Form 8-K filed on December 3, 2007)

10.17	Consulting Agreement dated January 1, 2008 with Big Sky Management Ltd. (incorporated by reference from our Current Report on Form 8-K filed on January 7, 2008)

10.18	Crude Oil Purchase Agreement dated December 31, 2007 with Texon LP (incorporated by reference from our Quarterly Report on Form 10-QSB filed on April 15, 2008)

10.19	Assignment of Oil, Gas and Mineral Leases dated April 28, 2008 by Meagher Oil &Gas Properties Inc. (incorporated by reference from our Annual Report on Form 10-KSB filed on August 29, 2008)

10.20	Assignment of Oil, Gas and Mineral Leases dated April 28, 2008 by Meagher Oil &Gas Properties Inc.(incorporated by reference from our Annual Report on Form 10-KSB filed on August 29, 2008)

10.21	Assignment of Oil, Gas and Mineral Leases dated May 6, 2008 by Southern Star Operating, Inc.

10.22	Stock Option and Subscription Agreement dated June 4, 2008 with William David Gibbs (incorporated by reference from our Current Report on Form 8-K filed on June 23, 2008)

10.23	Agreement dated June 16, 2008 with Douglas M. Harwell (incorporated by reference from our Current Report on Form 8-K filed on July 8, 2008)

10.24	Stock Option and Subscription Agreement dated June 16, 2008 with Douglas M. Harwell (incorporated by reference from our Current Report on Form 8-K filed on July 8, 2008)

10.25

Amended and Restated $25,000,000 Senior First Lien Secured Credit Agreement with Macquarie Bank Limited and the various Lenders dated July 11, 2008 (incorporated by reference from our Current Report on Form 8-K filed on July 18, 2008)

10.26	Warrant No. 1A to Purchase Common Shares of Southern Star Energy Inc. (incorporated by reference from our Current Report on Form 8-K filed on July 18, 2008)

10.27	Warrant No. 2 to Purchase Common Shares of Southern Star Energy Inc. (incorporated by reference from our Current Report on Form 8-K filed on July 18, 2008)
10.28	Agreement dated August 8, 2008, with Imperial Capital, LLC (incorporated by reference from our Annual Report on Form 10-KSB filed on August 29, 2008)
10.29	Warrant No. 3 to Purchase Common Shares of Southern Star Energy Inc. (incorporated by reference from our Annual Report on Form 10-KSB filed on August 29, 2008)
(23)	Consents

23.2	H.J. Gruy and Associates, Inc.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on  behalf of the Registrant and in the capacities and on the date indicated.

SOUTHERN STAR ENERGY INC.

By: /s/ William David Gibbs

August 31, 2009	William David Gibbs President, Chief Executive Officer, Secretary, and Director

By: /s/Christopher H. Taylor

August 31, 2009	Christopher H. Taylor Chief Financial Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ William David Gibbs	CEO, President, and Director	August 31, 2009
William David Gibbs	(Principal Executive Officer)

/s/ Christopher H. Taylor	Chief Financial Officer	August 31, 2009
Christopher H. Taylor	(Principal Financial and Accounting Officer)

/s/ Bruce L. Ganer	VP Exploration, Development, Director	August 31, 2009
Bruce L. Ganer

/s/ Eric Boehnke	Director	August 31, 2009
Eric Boehnke

/s/ Michael Aldridge	Director	August 31, 2009
Michael Aldridge