Form 10-Q
period 2009-08-31
SOUTHERN STAR ENERGY INC.
filed 2009-10-15
CIK 1341315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2009
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

Large accelerated filer            Accelerated filer            Non-accelerated filer            Smaller Reporting Company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes       No

Number of Shares outstanding at October 13, 2009:	45,347,280

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Southern Star Energy Inc.

(An Exploration Stage Company)

Consolidated Balance Sheets

(in thousands)

	August 31, 2009 $ (unaudited)	May 31, 2009 $ (audited)

ASSETS

Current Assets

Cash	1,603	1,301
Accounts Receivable	810	1,000
Accrued Revenue	218	352
Prepaids and other current assets	89	171

Total Current Assets	2,720	2,824

Deferred Financing Costs (Note 4)	1,756	1,993
Property and Equipment	13	15
Surety Bond	11	11
Oil and Gas Properties (full cost method) (Note 2)
Proved	10,664	10,653
Unproved	3,801	3,771
Gross Oil and Gas Properties	14,465	14,424
Less – Accumulated Depreciation, Depletion and Amortization	(9,068)	(9,018)
	5,397	5,406

Total Assets	9,897	10,249

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts Payable and Accrued Liabilities	5,492	5,985
Net Revenue Payable	1,018	847
Exploration Advances	3,761	2,925
Bank Debt (Note 4)	5,000	5,000
Other Current Liabilities	27	116
Due to Related Party (Note 5)	30	56

Total Current Liabilities	15,328	14,929

Asset Retirement Obligations (Note 3)	101	98

Total Liabilities	15,429	15,027

Contingency and Commitments (Notes 1 and 8)

Stockholders’ Equity

Common Stock (Note 7) Authorized: 843,750 shares, par value $0.001 Issued: 45,347 shares (May 31, 2009 – 45,347 shares)	45	45

Additional Paid-In Capital	14,286	14,010

Deficit Accumulated During the Exploration Stage	(19,863)	(18,833)

Total Stockholders’ Equity	(5,532)	(4,778)

Total Liabilities and Stockholders’ Equity	9,897	10,249

The accompanying notes are an integral part of these consolidated financial statements.

Southern Star Energy Inc.

(An Exploration Stage Company)

Consolidated Statements of Operations

(unaudited)

(in thousands, except per share amounts)

	Accumulated From February 7, 2005 (Date of Inception) to August 31,	Three Months Ended August 31,	Three Months Ended August 31,
	2009	2009	2008
	$	$	$

Revenue	2,124	97	776

Operating Expenses

Depletion, depreciation and amortization (Note 2)	9,085	53	2,535
General and administrative (Note 6)	6,674	676	990
Lease Operating Costs	932	83	140
Production Taxes	167	8	22

Total Operating Expenses	16,858	820	3,687

Loss Before the Following Items	(14,734)	(723)	(2,921)

Other Expenses

Accretion of discount on debt	(1,646)	−	(425)
Financing costs (Note 4)	(2,988)	(238)	(132)
Interest on loans and convertible debentures (Note 4)	(474)	(69)	(43)

Total Other Expenses	(5,108)	(307)	(600)

Loss Before Discontinued Operations	(19,842)	(1,030)	(3,521)

Discontinued operations	(21)	–	–

Net Loss	(19,863)	(1,030)	(3,521)

Net Income (Loss) Per Share

Continuing Operations – Basic and Diluted		(0.02)	(0.08)
Discontinued Operations – Basic and Diluted		–	–

		(0.02)	(0.08)

Weighted Average Number of Shares Outstanding – Basic and Diluted		45,347	44,827

The accompanying notes are an integral part of these consolidated financial statements.

Southern Star Energy Inc.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(unaudited)

	Accumulated From February 7, 2005 (Date of Inception) to August 31,	Three Months Ended August 31,	Three Months Ended August 31,
	2009	2009	2008
	$	$	$

Operating Activities

Net loss	(19,863)	(1,030)	(3,521)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Accretion of debt discount	1,646	−	425
Common stock subscribed	35	–	–
Depreciation, depletion and accretion	9,085	53	2,277
Intrinsic value of convertible units and fair value warrants issued as finance fees	1,775	–	−
Interest accrued on convertible debt	4	–	−
Shares issued for consulting services	16	−	25
Stock-based compensation	2,404	276	341
Amortization of deferred financing costs	1,076	238	132

Changes in operating assets and liabilities

Accounts receivable	(18)	324	(1,575)
Prepaids	180	(6)	26
Accounts payable and accrued liabilities	1,411	294	646
Deferred revenue	19	–	–
Due to related parties	3	(27)	(21)
Exploration advances	3,161	836	390

Net Cash Provided by ( Used in) Continuing Operations	934	958	(854)
Discontinued operations	(38)	–	–

Net Cash Provided by (Used in) Operating Activities	896	958	(854)

Investing Activities
Acquisition of property and equipment	(30)	–	–
Surety bond	(10)	–	–
Oil and gas property expenditures	(9,717)	(656)	(222)

Net Cash Used in Investing Activities	(9,757)	(656)	(222)

Financing Activities
Deferred financing costs	(161)	−	(161)
Proceeds from issuance of common stock	288	–	–
Proceeds from common stock subscribed	1,850	–	–
Proceeds from bank debt	5,000	−	1,407
Proceeds from convertible units	580	–	−
Advances from related parties	6	–	–
Proceeds from issuance of convertible debentures	2,700	–	–

Net Cash Provided by Financing Activities	10,468	−	1,246

Effect of exchange rate on cash	(4)	–	–

Change in Cash	1,603	302	169

Cash – Beginning	–	1,301	1,436

Cash – Ending	1,603	1,603	1,604

Supplemental Disclosures:
Oil and gas property expenditures recorded in prepaids	–	–	−
Oil and gas property expenditures recorded in accounts payable and accrued liabilities	5,283	5,283	2,058
Cash paid for:
Interest	312	69	43
Income taxes	–	–	–

The accompanying notes are an integral part of these consolidated financial statements.

Southern Star Energy Inc.

(An Exploration Stage Company)

Consolidated Statement of Stockholders’ Equity

Period from May 31, 2009 to August 31, 2009

(unaudited)

(in thousands)

	Common Shares		Additional Paid-in	Accumulated	Total Stockholders' Equity
	Number	Amount	Capital	Deficit	(Deficit)

	$	$	$	$	$
Balance – May 31, 2009	45,347	45	14,010	(18,833)	(4,778)
Stock-based compensation
(Note 6)	–	–	276	–	276
Net loss for the year	–	–	–	(1,030)	(1,030)

Balance – August 31, 200	45,347	45	14,286	(19,863)	(5,532)

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

The Company has been in the exploration stage since completion of its restructuring in November, 2006 and has not yet realized any significant revenues from its planned operations. Previously, it was in the development stage, pursuant to Statements of Financial Accounting Standards (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”, and had not generated or sustained significant revenues. These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the exploration stage are dependent upon its successful efforts to raise additional equity or debt financing to continue operations and generate sustainable significant revenue. There is no guarantee that the Company will be able to raise adequate equity financings or generate profitable operations. As at August 31, 2009, the Company has a working capital deficit of $12,608,000 and has incurred losses of $19,863,000 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management of the Company has undertaken steps as part of a plan with the goal of sustaining Company operations for the remainder of the fiscal year and beyond. These steps include: (a) continuing efforts to raise additional capital and/or other forms of financing; and (b) controlling overhead and expenses. There can be no assurance that any of these efforts will be successful.

The unaudited interim consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States for interim financial information and conforms with instructions to Form 10-Q of Regulation S-X and reflects all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending May 31, 2010. The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amounts reported. Actual results could differ from these estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted. These unaudited interim consolidated financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended May 31, 2009, included in the Company’s Annual Report on Form 10-K. The accounting principles applied in the preparation of these interim consolidated financial statements are consistent with those applied for the year ended May 31, 2009. Certain reclassifications have been made to prior period amounts to conform to current period presentation.

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

Southern Star Energy Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

The Company applies a ceiling test to the capitalized cost in the full cost pool. The ceiling test limits such cost to the estimated present value, using a ten percent discount rate, of the future net revenue from proved reserves, based on current economic and operating conditions. Specifically, the Company computes the ceiling test so that capitalized cost, less accumulated depletion and related deferred income tax, do not exceed an amount (the ceiling) equal to the sum of: (A) The present value of estimated future net revenue computed by applying current prices of oil and gas reserves (with consideration of price changes only to the extent provided by contractual arrangements) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet presented, less estimated future expenditures (based on current cost) to be incurred in developing and producing the proved reserves computed using a discount factor of ten percent and assuming continuation of existing economic conditions; plus (B) the cost of property not being amortized; plus (C) the lower of cost or estimated fair value of unproven properties included in the costs being amortized; less (D) income tax effects related to differences between the book and tax basis of the property. For the quarter ended August 31, 2009, the Company utilized a natural gas price of $3.55 per mcf and an oil price of $66.78 per barrel in performing its ceiling test evaluation. Such prices represented prices subsequent to August 31, 2009, and resulted in no ceiling test impairments being recorded. Had prices in effect at August 31, 2009 been used in the ceiling test, impairments of approximately $843,000 would have been recorded and included in depletion, depreciation and amortization expense.

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

During the drilling of the Boyce Pate 16-1 well, the Company incurred additional costs of approximately $1,716,000 resulting from a vendor using inappropriate cement while setting a plug after the drilling of the well. The vendor has agreed to reimburse us for the additional costs, of which our share totals approximately $686,000. The Company has been reimbursed $1,716,000 from the vendor and, accordingly, oil and gas property balances as August 31, 2009, have been reduced by approximately $686,000 for our share of amounts received.

3.	Asset Retirement Obligation

The Company’s asset retirement obligations (“ARO”) in regards to Sentell Field relates to site restoration.

A reconciliation between the opening and closing ARO balance is provided below:

August 31, 2009 $

Beginning asset retirement obligations	98,000
Liabilities incurred	−
Liabilities settled	−
Accretion	3,000

Total asset retirement obligations	101,000

In accordance with SFAS No. 143 “Accounting for Asset Retirement Obligations,” the Company measured the ARO’s at fair value and capitalized this to the oil and gas property. The ARO’s will accrete to $171,000 until the time at which it is expected to be settled, being 7 years. A discount rate of 10% was used to calculate the present value of the ARO’s. The corresponding accretion at August 31, 2009, being $3,000 has been included in depletion, depreciation and amortization. Actual retirement costs will be recorded against the ARO’s when incurred. Any difference between the recorded ARO’s and the actual retirement costs incurred will be recorded as a gain or loss in the period of settlement.

Southern Star Energy Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

4.	Bank Debt

On May 16, 2008, the Company and Macquarie Bank Limited (“Macquarie”) entered into a credit agreement (the “Macquarie Credit Agreement”) to receive advances up to $2,000,000 with a maturity date of September 13, 2008, which the Company received in full on May 20, 2008. The advances accrued interest at the lesser of the prime rate plus 2% and the highest lawful rate with interest payable on the last day of each month. Pursuant to the terms of the agreement, all proceeds from the sale of oil and gas by the Company were to be remitted to Macquarie while amounts are outstanding under the agreement. In connection with the Macquarie Credit Agreement, the Company issued the lender a warrant to purchase 750,000 shares of common stock at $1.00 per share until May 16, 2013. The Company recorded the fair value of the warrant of $486,000 as additional paid-in capital and recorded an equivalent discount, which to be expensed over the term of the agreement.

On July 11, 2008, the Company and Macquarie entered into a credit agreement (the “Amended Macquarie Credit Agreement”) to receive advances up to $25,000,000 with an initial borrowing base of $5,000,000. The Amended Macquarie Credit Agreement amends and restates the previous credit agreement described above in its entirety. On July 16, 2008, the Company received an advance of approximately $2,500,000 and received advances for the remaining $2,500,000 throughout the nine months ended February 28, 2009. The advances accrue interest at the lesser of the prime rate plus 2% and the highest lawful rate (5.25% at August 31, 2009). Interest payments must be made on the last day of each month and all interest and advances must be repaid by July 11, 2011, the maturity date. Pursuant to the terms of the Amended Macquarie Credit Agreement, all proceeds from the sale of oil and gas by the Company will be remitted to Macquarie while amounts are outstanding under the agreement.

The Amended Macquarie Credit Agreement is secured by a lien on substantially all of the Company’s assets, including the Company’s oil and gas properties and contains various positive covenants, including interest coverage ratio, current ratio and adjusted present value ratio covenants (as defined in the agreement), and certain negative covenants which prevent us from carrying out certain actions, including incurring specified debt or guaranties, suffering any change of control, merging into or consolidating with any other entity and declaring or paying any cash dividends or distributions. As of May 31, 2009, we were not in compliance with certain of these financial covenants.

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

During the quarter ended August 31, 2009, the Company incurred $40,000 for consultation services payable to a company wholly owned by a director of the Company, of which $20,000 remained unpaid at August 31, 2009. In addition, the Company paid $30,000 to a company for consulting services rendered to the Company by a director of the Company. Furthermore, the Company has accrued a liability in the amount of $10,000 payable to a director of the Company for consulting services rendered to the Company. These transactions are are recorded at the exchange amount, which is the consideration agreed to by the related parties.

6.	Stock Options

On October 31, 2007, the Company approved the 2007 Stock Option Plan (the “Plan”) to issue up to 3,000,000 shares to eligible employees, officers, directors and consultants. Pursuant to the Plan, the Company has granted stock options to certain directors and consultants. On June 4, 2008, the Company amended the Plan to increase the number of shares issuable to 5,000,000.

During the quarter ended August 31, 2009, no stock options were granted, exercised or forfeited. The Company recognized $276,000 in stock-based compensation expense during the quarter ended August 31, 2009, related to stock options previously issued.

7.	Common Stock

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
b)

On February 4, 2008, the Company entered into a lease agreement commencing May 1, 2008 for office premises for a 3 year term expiring May 1, 2011. Annual rent under the new lease is payable at $35,000 for the first year, $35,000 for the second year and $36,000 for the final year. The Company must also pay its share of building operating costs and taxes. Future minimum lease payments over the next two fiscal years are as follows:

2010	$26,000
2011	33,000

$59,000
c)

On May 20, 2008, the Company entered into a consulting agreement with an investor communications consulting firm to provide investor communications services on behalf of the Company in consideration of a minimum of $3,000 per month for an initial period of one year. This agreement was terminated during the quarter ended August 31, 2009.

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

10.	Legal Proceedings

On June 9, 2009, one of our vendors, Coastal Chemical Co., LLC filed suit in the 113th Judicial District of Harris County, Texas related to approximately $104,000 in claimed unpaid invoices. In addition, as of August 31, 2009, several vendors have filed liens against the Company related to claims for unpaid invoices for goods and services provided to the Company in Bossier Parish, Louisiana and in the state of Texas. Total claims related to these liens are approximately $3,696,000. The suit and liens are all based upon claims for non-payment for amounts which have been reflected in the Company’ accounts payable balances.

11.	Accounting Pronouncements

Effective this quarter, we implemented Statement of Financial Accounting Standards No. 165, Subsequent Events, or SFAS 165. The standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. The adoption of SFAS 165 did not impact our financial position or results of operations. We evaluated all events or transactions that occurred after June 30, 2009 up through the date we issued these financial statements on October 15, 2009.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

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

Southern Star Energy Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

In May 2008, the FASB issued FSP 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) “. FSP 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP 14-1 is effective for fiscal years beginning after December 15, 2008, on a retroactive basis. The adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Quarterly Report, and unless otherwise indicated, the terms “we”, “us”, “our” and “the Company” refer to Southern Star Energy Inc. (“Southern Star Energy”) and our wholly-owned subsidiary, Southern Star Operating Inc. (“Southern Star Operating”).

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

In late August 2008, the first of the new wells, the Cash Pointe Plantation 30-1 reached a total depth of 9,500 feet and successfully logged the Cotton Valley. Production casing has been run to total depth and the well is currently awaiting extension of the field gathering system prior to completion.

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

Given the current pricing environment for oil and natural gas and the lack of available capital, our near-term attention will be directed at securing our leasehold position, allowing us to defer Haynesville and Cotton Valley development plans until oil and natural gas prices improve and the necessary capital becomes available. We estimate that our capital expenditures for the fiscal year ending May 31, 2010 will be approximately $1,700,000, consisting of concluding drilling operations on certain Cotton Valley and Haynesville wells, commencement of drilling an additional Haynesville well, additional stimulation work on certain Cotton Valley wells, infrastructure improvements, and leasehold acquisitions.

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

Our company is operated by William David Gibbs as Chief Executive Officer, President, Secretary and Treasurer, Bruce Ganer as Vice President of Exploration and Development and Christopher H. Taylor, as Chief Financial Officer. On September 10, 2009, Mr. Doug Harwell submitted his resignation as operations manager to the Company, effective September 30, 2009.  Mr. Harwell's resignation was not the result of any disagreements with the Company.

Mr. Gibbs and Mr. Taylor are employees of the Company and Mr. Ganer provides his services through a management company pursuant to a written agreement, the terms of which are described below.  To reduce costs, we intend to continue to outsource our professional and personnel requirements when practical by retaining consultants on an as-needed basis.  Although we enter into consulting agremeents periodically, we have entered into several long term employment and consulting agreements, the terms of which are described below.

On February 15, 2007, the Company entered into a services agreement with Rylar & Associates, Inc., a consultant who provides consulting services in partial consideration for 375,000 shares of Common Stock. The Company is to issue 187,500 shares upon the generation of revenues from the Company’s Sentell Field property in excess of all costs reasonably incurred in relation to the drilling of the wells. The Company is also obligated to issue 187,500 shares to be held in escrow for a period of one year upon the Sentell Field generating more than 15 billion cubic feet equivalent of natural gas or having reserves greater than $75,000,000 calculated on a 10% discounted cash flow basis. As of August 31, 2009, no shares have been issued under this services agreement.

On February 27, 2007 the Company entered into a services agreement with Sierra Pine Resources (a company wholly-owned by Bruce Ganer, our Vice President of Exploration and Development), a consultant who provides consulting services in consideration for $140 per hour of services and 375,000 shares of the Company’s common stock. The Company is to issue 187,500 shares upon the generation of revenues from the Sentell Field in excess of all costs reasonably incurred in relation to the drilling of the well. The Company is also obligated to issue 187,500 shares to be held in escrow for a period of one year upon the Sentell Field generating more than 15 billion cubic feet equivalent of natural gas or having reserves greater than $75,000,000 calculated on a 10% discounted cash flow basis. As of August 31, 2009, no shares have been issued under this services agreement.

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

Effective June 16, 2008, we entered into an agreement with Douglas M. Harwell, whereby we agreed to employ Mr. Harwell as our operations manager. Mr. Harwell will be retained as our operations manager in consideration for, among other things: (i) a base salary of $160,000 per year; (ii) incentive bonuses as set forth in the employment agreement; and (iii) the grant of a stock option to purchase up to 250,000 shares of our common stock at a price of $1.00 per share, exercisable until June 16, 2013 (one-third of the options will vest on each of the first three anniversaries of June 16, 2008). Effective September 30, 2009, Mr. Harwell resigned his position as operations manager of the Company. Mr. Harwell’s resignation had the effect of terminating his employment agreement and stock option agreement and rendering his stock options void and of no effect. At the time of Mr. Harwell’s resignation, none of the stock options had been exercised.

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

Debt Service

We expect to incur $263,000 in interest expenses for the fiscal year ending May 31, 2010. These interest expenses are related to debt outstanding under our credit facility with Macquarie Bank Limited and assume the interest rate remains 5.25%, our current interest rate. Should we be determined to be in default under our credit facility, our interest rate could increase to 9.25%. We remain out of compliance with our interest coverage ratio, current ratio and adjusted present value ratio covenants under our credit facility.  We do not anticipate paying any principal on the credit facility until the maturity date of July 11, 2011. We expect interest expense to increase if we obtain additional debt financing in the future.

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

Quarter ended August 31, 2009 compared to quarter ended August 31, 2008

Net Loss. We reported a net loss of $1,030,000 for the quarter ended August 31, 2009 compared to a net loss of $3,521,000 for the quarter ended August 31, 2008. The decrease in net loss is due primarily to full cost ceiling impairments in the amount of $1,949,000 recognized in the quarter ended August 31, 2008, as well as decreases in production costs, general and administrative costs and accretion of debt costs.

Revenues. We reported revenues from the production of oil and natural gas of $97,000 for the quarter ended August 31, 2009, compared to $776,000 in revenues for the quarter ended August 31, 2008. The decrease in revenues is attributable to significant declines in oil and natural gas prices accompanied by decreases in oil and natural gas production volumes.

Depletion, depreciation and amortization. Depletion, depreciation and amortization for the quarter period ended August 31, 2009 was $53,000. Depletion, depreciation and amortization recorded for the quarter ended August 31, 2008 was $2,277,000, including impairments of oil and gas properties of $2,202,000 as a result of the ceiling test evaluation.

General and administrative. For the quarter ended August 31, 2009, we recorded general and administrative expenses of $676,000 compared to $990,000 for the quarter ended August 31, 2008. The decrease was primarily attributable to decreases in professional fees and stock-based compensation. We anticipate that our general and administrative expenses will continue at or above these levels as we anticipate that our business activities may increase in future periods.

Production costs. We recorded production costs of $91,000 for the quarter ended August 31, 2009 compared to $280,000 in production costs for the quarter ended August 31, 2008. The decrease in production costs is primarily attributable to decreased water disposal costs. Production costs may increase in future periods as a result of our current drilling program, under which we project we will drill additional wells, assuming adequate financing is available on acceptable terms, if at all.

Accretion of discount on debt. In the quarter ended August 31, 2009, no accretion of discount on debt was recorded. In the quarter ended August 31, 2008, we recorded accretion of discount on debt of $425,000, which represents the remainder of the discount recorded in connection with the $2,000,000 credit agreement entered into in May 2008 with Macquarie Bank Limited.

Financing costs. We also recognized financing costs of $238,000 in the quarter ended August 31, 2009, which represents a portion of the financing costs related to the $25,000,000 Credit Agreement entered into in July 2008. The Credit Agreement is discussed further under ‘Liquidity and Capital Resources’ below. In connection with the Credit Agreement, we recorded deferred financing costs of $2,831,000 which will be amortized to financing costs using a method approximating the interest method over the three-year term of the Credit Agreement. We recorded financing costs of $132,000 for the quarter ended August 31, 2008. We anticipate we will raise additional capital during the fiscal year ending May 31, 2010, which could result in an increase in financing costs. There can be no assurance that additional financing will be available on acceptable terms, if at all.

Interest expense. For the quarter ended August 31, 2009, we recognized $69,000 in interest expense related to debt outstanding under our agreement with Macquarie Bank Limited. For the quarter ended August 31, 2008, we recorded interest expense of $43,000. Interest expense may increase during the fiscal year ending May 31, 2010, if we obtain additional debt financing. There can be no assurance that our borrowing base with Macquarie will be increased (see “Liquidity and Capital Resources,” below), or that additional debt financing will be available on acceptable terms, if at all.

Liquidity and Capital Resources

As of August 31, 2009, we had a working capital deficiency of approximately $12,608,000 and had incurred losses of $19,682,000 since inception. As of August 31, 2009, we had current assets of $2,720,000 and current liabilities of $15,328,000. The current liabilities consisted of accounts payable and accrued liabilities, net revenue payable to working interest partners and royalty interest owners, exploration advances, bank debt and amounts due to related parties.

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

Borrowings under the Credit Agreement may be used exclusively for the development of the properties listed in the Credit Agreement, general corporate purposes (as approved by the Administrative Agent), and the payment of the Administrative Agent’s costs associated with the loan. Upon closing, we drew an advance of $2.5 million, leaving $2.5 million available under the initial borrowing base. Prior to the advance, we had a working capital deficit of approximately $2,218,000, incurred primarily due to drilling expenses on two wells and a workover program on three other wells during the fiscal year ended May 31, 2008. We used the initial advance of $2.5 million to pay off the working capital deficit accumulated from that program. In the period from August 2008 to January 2009, we drew down an additional $2.5 million against the initial borrowing base to fund our 40% working interest share of the estimated costs of drilling and completing new Sentell Field wells. At August 31, 2009, we had no availability remaining under the initial borrowing base of the credit facility. The borrowing base will be redetermined no less than every six months, based upon the Administrative Agent’s review of the most recent reserve report (prepared by our engineers and setting forth our projected recoverable reserves of our company). Reserve reports are due to the Administrative Agent on or before each January 15 and July 15 until the maturity date. Within 30 days following receipt of the reserve report, the Administrative Agent will, in its sole discretion, make a determination of the borrowing base, which will be effective until the next redetermination date. The Administrative Agent will determine the borrowing base in accordance with its customary lending practices based on the maximum revolving loan amount supportable by our properties.

Under the terms of the Credit Agreement, advances comprising the revolving loan accrue interest at the applicable contract rate on the outstanding borrowed and unpaid principal amount of the loan. The contract rate is a per annum rate equal to the lesser of prime rate plus 2% or the highest lawful rate. The prime rate means the greater of (i) the prime rate of interest specified by the Wall Street Journal and (ii) the Federal Funds Rate plus 0.50% per annum. The contract rate was 5.25% at August 31, 2009.

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

The Credit Agreement contains various positive covenants, including interest coverage ratio, current ratio and adjusted present value ratio covenants (as defined in the Credit Agreement), and certain negative covenants which prevent us from carrying out certain actions, including incurring specified debt or guaranties, suffering any change of control, merging into or consolidating with any other entity, declaring or paying any cash dividends or distributions. At August 31, 2009, the Company was not in compliance with its interest coverage ratio, current ratio and adjusted present value ratio covenants. We have notified Macquarie of these deficiencies and Macquarie has continued to fulfill our monthly funding requests knowing we are out of compliance. The Company has initiated and continues to pursue efforts to remedy the noncompliance. While we expect such efforts to be successful, there can be no assurance that we will be able to remedy the noncompliance.

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

Available Capital

We incurred a net loss of $1,030,000 for the quarter ended August 31, 2009 as compared to a net loss of $3,521,000 for the quarter ended August 31, 2008. We anticipate that losses will continue in the fiscal year ending May 31, 2010 due to lower oil and gas prices. We had current cash on hand as at August 31, 2009 of approximately $1,603,000.

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

Additionally, we estimate that we will be required to raise at least $3,100,000 through the issuance of equity securities or through additional debt financing. Additional draw-downs on the credit facility will depend upon the success of our future financings and the availability of credit under the credit facility. We are seeking to increase our borrowing base under the credit facility. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates.

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

We anticipate that additional funding, when required, will be in the form of equity financing from the sale of our common stock or through debt financing. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through debt financing on commercially reasonable terms to fund operations. We do not currently have any arrangements in place for any future equity financing. For debt financing, the Company has a credit agreement with Macquarie Bank Limited that currently has a borrowing base of $5,000,000, none of which is available as of August 31, 2009, and a maximum limit of $25,000,000, as disclosed above under “Liquidity and Capital Resources”.

Capital Expenditures

We control our capital expenditures as the operator of the Sentell Field, which allows us to monitor and pace capital expenditures. In response to the global decline in product prices and restricted capital availability, we have curtailed our 2010 capital program. For the fiscal year ending May 31, 2010, our current plans include:

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

Going Concern

The Company has been in the exploration stage since completion of its restructuring in November, 2006 and has not yet realized any significant revenues from its planned operations. Previously, it was in the development stage, pursuant to Statements of Financial Accounting Standards (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”, and had not generated or sustained significant revenues. The accompanying financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the exploration stage are dependent upon its successful efforts to raise additional equity financing to continue operations and generate sustainable significant revenue. There is no guarantee that the Company will be able to raise adequate equity financings or generate profitable operations. As at August 31, 2009, the Company has a working capital deficit of $12,608,000 and has incurred losses of $19,863,000 since inception. The accompanying financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Recent Accounting Pronouncements

Effective this quarter, we implemented Statement of Financial Accounting Standards No. 165, Subsequent Events, or SFAS 165. The standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. The adoption of SFAS 165 did not impact our financial position or results of operations. We evaluated all events or transactions that occurred after June 30, 2009 up through the date we issued these financial statements on October 15, 2009.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

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

In May 2008, the FASB issued FSP 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) “. FSP 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP 14-1 is effective for fiscal years beginning after December 15, 2008, on a retroactive basis. The adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

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

Significant changes in number of employees.

As of August 31, 2009, we employed William David Gibbs as our President, Chief Executive Officer (“CEO”), and Director, Christopher H. Taylor as our Chief Financial Officer, Douglas M. Harwell as our Operations Manager, and Rae Lynn Wertz as our Manager of Administration. Subsequent to August 31, 2009, Mr. Harwell resigned his position as Operations Manager effective September 30, 2009. We have no other employees and conduct most of our business through agreements with consultants and third parties. We do not anticipate any significant changes to the number of Company employees.

Contractual Obligations

The Company has had no material changes to its contractual obligations as disclosed in the Company’s Annual Report on Form 10-K for the year ended May 31, 2009.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Disclosure Controls and Procedures

At the end of the period covered by this report on Form 10-Q for the quarter ended August 31, 2009, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a - 15(e) and Rule 15d - 15(e) under the Exchange Act). Based on that evaluation the CEO and the CFO have concluded that the Company’s disclosure controls and procedures were adequately designed and effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) or 15(d)-15(f)) that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On June 9, 2009, one of our vendors, Coastal Chemical Co., LLC filed suit in the 113th Judicial District of Harris County, Texas related to approximately $104,000 in claimed unpaid invoices. In addition, since May 31, 2009, several vendors have filed liens against the Company related to claims for unpaid invoices for goods and services provided to the Company in Bossier Parish, Louisiana and the state of Texas. Total claims related to these liens are approximately $3,696,000.

Except for the above, we are not involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A. Risk Factors

There have been no material changes from the risk factors as previously disclosed in our Form 10-K for the year ended May 31, 2009 which was filed with Securities and Exchange Commission on August 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

(10)	Material Contracts

10.1	Waiver Letter between the Registrant and Macquarie Bank Limited dated May 29, 2009

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the
Securities and Exchange Act of 1934, as amended

(32)	Section 1350 Certifications

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN STAR ENERGY INC.

By: /s/ William David Gibbs

William David Gibbs

Chief Executive Officer

(On behalf of the Company and as Principal Executive Officer)

Date:  October 15, 2009

By: /s/ Christopher H. Taylor
Christopher H. Taylor

Chief Financial Officer

(Principal Financial and Accounting Officer)

Date:  October 15, 2009