Form 10-Q
period 2009-11-30
SOUTHERN STAR ENERGY INC.
filed 2010-01-14
CIK 1341315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.     Yes        No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes      No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer           Accelerated filer           Non-accelerated filer             Smaller Reporting Company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes      No

Number of Shares outstanding at January 14, 2010:	48,442,680

INDEX

		Page No.(s)
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Consolidated Balance Sheets as of November 30, 2009 (unaudited) and May 31, 2009 (audited)	1

	Consolidated Statements of Operations for the three and six months ended November 30, 2009 and 2008 (unaudited) and the period accumulated from February 7, 2005 (date of inception) to November 30, 2009 (unaudited)	2

	Consolidated Statements of Cash Flows for the six months ended November 30, 2009 and 2008 (unaudited) and the period accumulated from February 7, 2005 (date of inception) to November 30, 2009 (unaudited)	3

	Consolidated Statement of Stockholders’ Deficit for the six months ended November 30, 2009 (unaudited)	4

	Notes to Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Disclosure Controls and Procedures	23

PART II - OTHER INFORMATION		24

Item 1.	Legal Proceedings	24

Item 1A.	Rsk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Submission of Matters to Vote of Security Holders	24

Item 5.	Other Information	24

Item 6.	Exhibits	24

SIGNATURES		25

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Southern Star Energy Inc.

(An Exploration Stage Company)

Consolidated Balance Sheets

(in thousands, except per share amounts)

	November 30, 2009 $ (unaudited)	May 31, 2009 $ (audited)
ASSETS

Current Assets

Cash	1,030	1,301
Accounts Receivable	75	1,000
Accrued Revenue	84	352
Prepaids and other current assets	91	171

Total Current Assets	1,280	2,824

Deferred Financing Costs, net	1,520	1,993
Property and Equipment	11	15
Surety Bond	11	11
Oil and Gas Properties (full cost method) (Note 2)
Proved	10,807	10,653
Unproved	3,611	3,771
Gross Oil and Gas Properties	14,418	14,424
Less- Accumulated Depreciation, Depletion and Amortization	(9,118)	(9,018)
	5,300	5,406
Total Assets	8,122	10,249

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities

Accounts Payable and Accrued Liabilities	3,643	5,985
Net Revenue Payable	899	847
Exploration Advances	3,992	2,925
Bank Debt	5,000	5,000
Other Current Liabilities	88	116
Due to Related Party (Note 5)	10	56

Total Current Liabilities	13,632	14,929

Asset Retirement Obligations (Note 4)	103	98
Total Liabilities	13,735	15,027

Contingency and Commitments (Notes 1 and 9)
Stockholders’ Deficit
Common Stock (Note 8) Authorized: 843,750,000 shares, par value $0.001 Issued: 48,268 shares (May 31, 2009 – 45,347 shares)	48	45

Additional Paid-In Capital	15,111	14,010

Deficit Accumulated During the Exploration Stage	(20,772)	(18,833)

Total Stockholders’ Deficit	(5,613)	(4,778)

Total Liabilities and Stockholders’ Deficit	8,122	10,249

The accompanying notes are an integral part of these consolidated financial statements.

Southern Star Energy Inc.

(An Exploration Stage Company)

Consolidated Statements of Operations

(unaudited)

(in thousands, except per share amounts)

	Accumulated From February 7, 2005 (Date of Inception) to November 30,	Three Months Ended November 30,	Three Months Ended November 30,	Six Months Ended November 30,	Six Months Ended November 30,
	2009	2009	2008	2009	2008
	$	$	$	$	$

Revenue	2,222	98	238	195	1,005

Operating Expenses
Depletion, depreciation and amortization (Note 3)	9,140	55	116	108	2,651
General and administrative	4,597	328	588	728	1,238
Stock-based compensation (Note 7)	2,649	245	360	520	701
Lease operating expenses	1,006	74	179	157	319
Production taxes	171	4	14	12	36

Total Operating Expenses	17,563	706	1,257	1,525	4,945

Loss Before the Following Items	(15,341)	(608)	(1,019)	(1,330)	(3,940)

Other Expenses
Accretion of discount on debt (Note 5)	(1,646)	-	-	-	(425)
Financing costs (Note 5)	(3,223)	(235)	(235)	(473)	(367)
Interest on loans and convertible debentures (Note 5)	(541)	(67)	(43)	(136)	(86)

Total Other Expenses	(5,410)	(302)	(278)	(609)	(878)

Loss Before Discontinued Operations	(20,751)	(910)	(1,297)	(1,939)	(4,818)

Discontinued operations	(21)	-	-	-	-

Net Loss	(20,772)	(910)	(1,297)	(1,939)	(4,818)

Net Income (Loss) Per Share

Continuing Operations – Basic and Diluted		(0.02)	(0.03)	(0.04)	(0.11)
Discontinued Operations – Basic and Diluted		-	-	-	-
		(0.02)	(0.03)	(0.04)	(0.11)

Weighted Average Number of Shares Outstanding – Basic and Diluted		46,438	44,834	45,890	44,830

The accompanying notes are an integral part of these consolidated financial statements.

Southern Star Energy Inc.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(unaudited)
(in thousands)

	Accumulated From February 7, 2005 (Date of Inception) to November 30,	Six Months Ended November 30,	Six Months Ended November 30,
	2009 $	2009 $	2008 $

Operating Activities
Net loss	(20,772)	(1,939)	(4,818)

Adjustments to reconcile net loss to net cash provided by operating activities:
Accretion of debt discount	1,646	-	425
Common stock subscribed	35	-	−
Depreciation, depletion and accretion	9,141	108	2,651
Intrinsic value of convertible units and fair value warrants issued as finance fees	1,775	-	−
Interest accrued on convertible debt	-	-	−
Shares issued for consulting services and vendor settlements	600	584	36
Stock-based compensation	2,649	520	701
Amortization of deferred financing costs	1,311	473	367
Changes in operating assets and liabilities
Accounts receivable	135	477	(326)
Prepaids	239	53	(92)
Accounts payable and accrued liabilities	(206)	(1,320)	198
Deferred revenue	19	-	-
Due to related parties	(17)	(47)	10
Exploration advances	3,822	1,497	2,987
Net Cash provided by Continuing Operations	377	406	2,139
Discontinued operations	(38)	-	−
Net Cash provided by Operating Activities	339	406	2,139
Investing Activities
Acquisition of property and equipment	(30)	-	−
Surety bond	(10)	-	−
Oil and gas property expenditures	(9,738)	(677)	(3,098)
Advances from joint interest owners	-	-	−
Net Cash Used in Investing Activities	(9,778)	(677)	(3,098)
Financing Activities
Deferred costs	(161)	-	(161)
Proceeds from issuance of common stock	493	-	−
Proceeds from common stock subscribed	1,850	-	−
Proceeds from loan payable	5,000	-	2,567
Proceeds from convertible units	580	-	−
Advances from related parties	6	-	−
Proceeds from issuance of convertible debentures	2,700	-	−
Net Cash Provided by Financing Activities	10,468	-	2,406
Effect of exchange rate on cash	(4)	-	−
Change in Cash	1,024	(271)	1,447
Cash – Beginning	-	1,301	1,436
Cash – Ending	1,024	1,030	2,883
Supplemental Disclosures:
Oil and gas property expenditures recorded in prepaids	-	-	−
Oil and gas property expenditures recorded in accounts payable and accrued liabilities	3,607	3,607	2,047
Non-cash item related to vendor discounts	477	477	−
Cash paid for:
Interest	379	136	86
Income taxes	-	-	−

The accompanying notes are an integral part of these consolidated financial statements.

Southern Star Energy Inc.

(An Exploration Stage Company)

Consolidated Statement of Stockholders’ Deficit

Period from May 31, 2009 to November 30, 2009

(unaudited)

(in thousands)

	Common Shares Number Amount		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
		$	$	$	$

Balance – May 31, 2009	45,347	45	14,010	(18,833)	(4,778)

Stock-based compensation (Note 6)			520		520

Shares issued to settle vendor payables	2,920	3	581		584

Net loss for the period				(1,939)	(1,939)

Balance – November 30, 2009	48,267	48	15,111	(20,772)	(5,613)

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

The Company has been in the exploration stage since completion of its restructuring in November, 2006 and has not yet realized any significant revenues from its planned operations. Previously, it was in the development stage, as defined by the Financial Accounting Standard Board (“FASB”) in Accounting Standard Codification (“ASC”) Topic 915,Development Stage Enterprises, and had not generated or sustained significant revenues. These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the exploration stage are dependent upon its successful efforts to raise additional equity or debt financing to continue operations and generate sustainable significant revenue. There is no guarantee that the Company will be able to raise adequate equity financings or generate profitable operations. As at November 30, 2009, the Company has a working capital deficit of approximately $12,353,000 and has incurred losses of $20,772,000 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management of the Company has undertaken steps as part of a plan with the goal of sustaining Company operations for the remainder of the fiscal year and beyond. These steps include: (a) continuing efforts to raise additional capital and/or other forms of financing; and (b) controlling overhead and expenses. There can be no assurance that any of these efforts will be successful.

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

Southern Star Energy Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

The Company applies a ceiling test to the capitalized cost in the full cost pool. The ceiling test limits such cost to the estimated present value, using a ten percent discount rate, of the future net revenue from proved reserves, based on current economic and operating conditions. Specifically, the Company computes the ceiling test so that capitalized cost, less accumulated depletion and related deferred income tax, do not exceed an amount (the ceiling) equal to the sum of: (A) The present value of estimated future net revenue computed by applying current prices of oil and gas reserves (with consideration of price changes only to the extent provided by contractual arrangements) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet presented, less estimated future expenditures (based on current cost) to be incurred in developing and producing the proved reserves computed using a discount factor of ten percent and assuming continuation of existing economic conditions; plus (B) the cost of property not being amortized; plus (C) the lower of cost or estimated fair value of unproven properties included in the costs being amortized; less (D) income tax effects related to differences between the book and tax basis of the property. For the quarter ended November 30, 2009, the Company utilized a natural gas price of $4.74 per mcf and an oil price of $75.40 per barrel in performing its ceiling test evaluation which resulted in no ceiling test impairments being recorded.

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

During the drilling of the Boyce Pate 16-1 well, the Company incurred additional costs of approximately $1,716,000 resulting from a vendor using inappropriate cement while setting a plug after the drilling of the well. The vendor has agreed to reimburse us for the additional costs, of which our share totals approximately $686,000. The Company has been reimbursed $1,716,000 from the vendor and, accordingly, oil and gas property balances as November 30, 2009, have been reduced by approximately $686,000 for our share of amounts received.

3.	Asset Retirement Obligation

The Company’s asset retirement obligations (“ARO”) in regards to the Sentell Field relates to site restoration.

A reconciliation between the opening and closing ARO balance is provided below:

November 30, 2009 $

Beginning asset retirement obligations	98,000
Liabilities incurred	−
Liabilities settled	−
Accretion	5,000

Total asset retirement obligations	103,000

In accordance with ASC 410, “Accounting for Asset Retirement Obligations”, the Company measured the ARO’s at fair value and capitalized this to the oil and gas property. The ARO’s will accrete to $171,000 until the time at which it is expected to be settled, being 7 years. A discount rate of 10% was used to calculate the present value of the ARO’s. The corresponding accretion at November 30, 2009, being $5,000 has been included in depletion, depreciation and amortization. Actual retirement costs will be recorded against the ARO’s when incurred. Any difference between the recorded ARO’s and the actual retirement costs incurred will be recorded as a gain or loss in the period of settlement.

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

On July 11, 2008, the Company and Macquarie entered into a credit agreement (the “Amended Macquarie Credit Agreement”) to receive advances up to $25,000,000 with an initial borrowing base of $5,000,000. The Amended Macquarie Credit Agreement amends and restates the previous credit agreement described above in its entirety. On July 16, 2008, the Company received an advance of approximately $2,500,000 and received advances for the remaining $2,500,000 throughout the nine months ended February 28, 2009. The advances accrue interest at the lesser of the prime rate plus 2% and the highest lawful rate (5.25% at November 30, 2009). Interest payments must be made on the last day of each month and all interest and advances must be repaid by July 11, 2011, the maturity date. Pursuant to the terms of the Amended Macquarie Credit Agreement, all proceeds from the sale of oil and gas by the Company will be remitted to Macquarie while amounts are outstanding under the agreement.

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

In consideration of this waiver, the Company agreed to pay Macquarie one hundred percent (100%) of the Net Operating Cash Flow (as defined in the Credit Agreement), to be applied against the entire outstanding balance of the loan until such time as the outstanding balance of the loan is paid off. The Company also agreed to obtain the written consent of Macquarie prior to incurring or agreeing to incur any cost or expense for capital expenditures of any kind. Finally, the Company released Macquarie from any action or failure to act in connection with the Credit Agreement or related documents occurring any time prior to May 29, 2009. The Waiver Letter expired June 30, 2009. As of November 30, 2009, the Company remains out of compliance with its interest coverage ratio, current ratio and adjusted present value ratio covenants.

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

Southern Star Energy Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

The issuance-date fair value of the warrants issued to Macquarie ($1,728,852) and Imperial ($940,908) have been recorded as deferred financing costs with a related adjustment to additional paid-in capital. Additionally, the Company incurred $161,337 in legal and other direct costs in connection with the Amended Macquarie Credit Agreement that have been recorded as deferred financing costs. Such deferred financing costs are being amortized to financing costs over the three-year term of the agreement using a method that approximates the interest method.

5.	Related Party Transactions

During the period ended November 30, 2009, the Company incurred $40,000 for consultation services payable to a company wholly owned by a director of the Company, of which $10,000 remained unpaid at November 30, 2009. In addition, the Company paid $30,000 to a company for consulting services rendered to the Company by a director of the Company. Furthermore, the Company has accrued a liability in the amount of $10,000 payable to a director of the Company for consulting services rendered to the Company. These transactions are recorded at the exchange amount, which is the consideration agreed to by the related parties.

6.	Stock Options

On October 31, 2007, the Company approved the 2007 Stock Option Plan (the “Plan”) to issue up to 3,000,000 shares to eligible employees, officers, directors and consultants. Pursuant to the Plan, the Company has granted stock options to certain directors and consultants. On June 4, 2008, the Company amended the Plan to increase the number of shares issuable to 5,000,000.

During the quarter ended November 30, 2009, no stock options were granted, exercised or forfeited. The Company recognized $245,000 in stock-based compensation expense during the quarter ended November 30, 2009, related to stock options previously issued.

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

In October 2009, the Company issued 2,920,400 shares of common stock valued at $584,000 (or $0.20 per share) to vendors as partial settlement of unpaid invoices.

Subsequent to November 30, 2009, the Company issued 175,000 additional shares of common stock valued at $35,000 (or $0.20 per share) to vendors as partial settlement of unpaid invoices.

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

2010	$18,000
2011	33,000

$51,000

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

Southern Star Energy Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

e)

On February 27, 2007, the Company entered into a services agreement with a consultant who will provide consulting services in consideration for $140 per hour of services and 375,000 shares of the Company’s common stock. The Company is to issue 187,500 shares upon the generation of revenues from Sentell Field in excess of all costs reasonably incurred in relation to the drilling of the well. The Company is also obligated to issue 187,500 shares to be held in escrow for a period of one year upon Sentell Field generating more than 15 billion cubic feet equivalent of natural gas or having reserves greater than $75,000,000 calculated on a 10% discounted cash flow basis. As of November 30, 2009, no shares have been issued under this services agreement.

f)

On February 15, 2007, the Company entered into a services agreement with a consultant who will provide consulting services in consideration for $75 per hour of services and 375,000 shares of the Company’s common stock. The Company is to issue 187,500 shares upon the generation of revenues from Sentell Field in excess of all costs reasonably incurred in relation to the drilling of the well. The Company is also obligated to issue 187,500 shares to be held in escrow for a period of one year upon Sentell Field generating more than 15 billion cubic feet equivalent of natural gas or having reserves greater than $75,000,000 calculated on a 10% discounted cash flow basis. As of November 30, 2009, no shares have been issued under this services agreement. This agreement was terminated effective November 20, 2009.

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

On June 9, 2009, one of our vendors, Coastal Chemical Co., LLC filed suit in the 113th Judicial District of Harris County, Texas related to approximately $104,000 in claimed unpaid invoices. In addition, as of November 30, 2009, several vendors have filed liens against the Company related to claims for unpaid invoices for goods and services provided to the Company in Bossier Parish, Louisiana. Total claims related to these liens are approximately $2,595,625. The suit and liens are all based upon claims for non-payment for amounts which have been reflected in the Company’s accounts payable balances.

During the second quarter, the Company initiated a plan to settle outstanding vendor liabilities through a combination of cash payments, common stock grants and vendor discounts. To date, the Company has discharged vendor invoices totaling $1,789,183 through cash payments totaling $662,855. The Company also issued 3,095,400 shares of common stock valued at $619,080 and received discounts of $507,248 which were applied to payables and the related oil and gas properties.

11.	Proposed Business Combination

On November 6, the Company entered into a non-binding Letter of Intent with Lion Energy Corp. (TSX-V: LEO.V) and Gold Star Resources Corp. (TSX-V: GXX.V) to combine the three companies on a share exchange basis. This Letter of Intent is to be superseded by a definitive binding agreement to be executed by all parties on or before December 31, 2009 unless extended by mutual agreement of all parties. The non-binding Letter of Intent has subsequently expired on its own terms, see “Note 13. Subsequent Events” below.

12.	Accounting Pronouncements

Effective June 1, 2009, the Company implemented ASC 855, “Subsequent Events”. ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. The adoption of ASC 855 did not impact our financial position or results of operations. We evaluated all events or transactions that occurred after November 30, 2009 up through the date we issued these financial statements on January 14, 2010.

Effective June 1, 2009, the Company adopted the amended guidance of ASC 805, “Business Combinations”, which defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. ASC 805 requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. ASC 805 also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

Effective June 1, 2009, the Company adopted the amended guidance in ASC 805 relating to non-controlling interests in consolidated financial statements. ASC 805 was amended to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The adoption of this amended guidance did not have a material effect on the Company’s consolidated financial statements.

Effective June 1, 2009, the Company adopted the amended guidance in ASC Subtopic 470-20, “Debt with Conversion and Other Options”, which requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity

Southern Star Energy Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

(conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. The adoption of amended guidance did not have a material effect on the Company’s consolidated financial statements.

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

13. Subsequent Events

On January 12, 2010 we announced that the non-binding Letter of intent with Lion Energy Corp. and Gold Star Resources Corp. expired by its own terms on December 31, 2009. The board of directors of the Company determined that the risks associated with the existing exploration commitments of Lion Energy Corp. are not compatible with the strategic objectives and envisioned business model for the combined entities. Consequently, the board of directors of the Company determined that it was in the best interests of the Company’s shareholders not to extend the termination date of the non-binding Letter of Intent.

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

Overview

We are an exploration stage company engaged in the acquisition, exploration and exploitation of prospective oil and gas properties. We currently hold a 40% working interest in approximately 4,700 acres in an area north of Shreveport in Bossier Parish, Louisiana, commonly referred to as the Sentell Field. Initial drilling in the field has resulted in proved reserves of approximately 2.2 Bcfe (billions of cubic-feet equivalent) and net production of 200 MCFED (thousand cubic-feet equivalent per day). Southern Star Operating, our wholly owned subsidiary, is the operator of the field by virtue of a contract operating agreement. We are undertaking exploration activities and are in the early stages of developing the properties pursuant to the leasehold rights we have acquired within the Sentell Field. As partial owner of the working interest in and to the leasehold rights, we, together with the other interest holders, have the exclusive right to explore and exploit any oil and gas and mineral resources contained in the Sentell Field.

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

Fiscal Year 2010 Plan of Operations

We are an exploration stage oil and gas company. We estimate our operating expenditures for the remainder of the fiscal year ending May 31, 2010, to be as follows:

Estimated Operating Expenditures For the 2010 Fiscal Year
Operating Expenditures	($000)
Capital Expenditures	$300
General and Administrative Expenditures	1,500
Debt Service	263
Total	$2,063

We do not currently have sufficient capital to fund our estimated expenditures for the remainder of the fiscal year and have no current plan to fund the expenditures through debt and/or equity financing or operating revenue. There can be no assurance that we can continue as a going concern. See, “Liquidity and Capital Resources,” below.

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

Each of the Company’s wells has encountered substantially similar log characteristics in the Cotton Valley interval, and six of these wells are currently completed in the Cotton Valley interval and are flowing into sales lines. Aseventh well completed in the Cotton Valley is awaiting a pipeline connection. Both the A.S. Burt 20-1 and the Atkins-Lincoln 17-2 will be completed in the Haynesville Shale, pending thorough analysis and completion design.

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

In October 2009, the Company fracture stimulated the Boyce Pate 16-1in the Cotton Valley and is awaiting a pipeline connection to begin production.

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

Given the current pricing environment for oil and natural gas and the lack of available capital, our near-term attention will be directed at securing our leasehold position, allowing us to defer Haynesville and Cotton Valley development plans until oil and natural gas prices improve and the necessary capital becomes available. We estimate that our capital expenditures for the fiscal year ending May 31, 2010 will be approximately $300,000, consisting of additional stimulation work on certain Cotton Valley wells, infrastructure improvements, and leasehold acquisitions.

General and Administrative Expenses

We expect to incur general and administrative costs in the amount of approximately $750,000 for the remainder of fiscal year 2010. General and administrative costs primarily include compensation arrangements with our employees and consultants, which are described in more detail below. Further, general and administrative costs include on-going legal, accounting and audit expenses to comply with our reporting responsibilities as a public company under the Exchange Act, insurance, rent, software, office supplies and office equipment.

As of November 30, 2009, our company was operated by William David Gibbs as Chief Executive Officer, President, Secretary and Treasurer, Bruce Ganer as Vice President of Exploration and Development and Christopher H. Taylor, as Chief Financial Officer. Subsequent to November 30, 2009, Mr. Taylor resigned his position as Chief Financial Officer effective December 23, 2009. Mr. Gibbs is, and Mr. Taylor was, an employee of the Company and Mr. Ganer provides his services through a management company pursuant to a written agreement, the terms of which are described below. To reduce costs, we intend to continue to outsource our professional and personnel requirements when practical by retaining consultants on an as-needed basis. Although we enter into consulting agreements periodically, we have entered into several long term employment and consulting agreements, the terms of which are described below.

On February 15, 2007, the Company entered into a services agreement with Rylar & Associates, Inc., a consultant who provides consulting services in partial consideration for 375,000 shares of Common Stock. The Company is to issue 187,500 shares upon the generation of revenues from the Company’s Sentell Field property in excess of all costs reasonably incurred in relation to the drilling of the wells. The Company is also obligated to issue 187,500 shares to be held in escrow for a period of one year upon the Sentell Field generating more than 15 billion cubic feet equivalent of natural gas or having reserves greater than $75,000,000 calculated on a 10% discounted cash flow basis. As of November 30, 2009, no shares have been issued under this services agreement. This agreement was terminated effective November 20, 2009.

On February 27, 2007 the Company entered into a services agreement with Sierra Pine Resources (a company wholly-owned by Bruce Ganer, our Vice President of Exploration and Development), a consultant who provides consulting services in consideration for $140 per hour of services and 375,000 shares of the Company’s common stock. The Company is to issue 187,500 shares upon the generation of revenues from the Sentell Field in excess of all costs reasonably incurred in relation to the drilling of the well. The Company is also obligated to issue 187,500 shares to be held in escrow for a period of one year upon the Sentell Field generating more than 15 billion cubic feet equivalent of natural gas or having reserves greater than $75,000,000 calculated on a 10% discounted cash flow basis. As of November 30, 2009, no shares have been issued under this services agreement.

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

Effective June 16, 2008, we entered into an agreement with Douglas M. Harwell, whereby we agreed to employ Mr. Harwell as our operations manager. Mr. Harwell was retained as our Operations Manager in consideration for, among other things: (i) a base salary of $160,000 per year; (ii) incentive bonuses as set forth in the employment agreement; and (iii) the grant of a stock option to purchase up to 250,000 shares of our common stock at a price of $1.00 per share, exercisable until June 16, 2013 (one-third of the options will vest on each of the first three anniversaries of June 16, 2008). Effective September 30, 2009, Mr. Harwell resigned his position as operations manager of the Company. Mr. Harwell’s resignation had the effect of terminating his employment agreement and stock option agreement and rendering his stock options void and of no effect. At the time of Mr. Harwell’s resignation, none of the stock options had been excercised.

Effective September 22, 2008, we entered into an agreement with Christopher H. Taylor, whereby we agreed to employ Mr. Taylor as our Chief Financial Officer. Mr. Taylor was retained as our Chief Financial Officer in consideration for, among other things: (i) a base salary of $180,000 per year; (ii) incentive bonuses as set forth in the employment agreement; and (iii) the grant of a stock option to purchase up to 350,000 shares of our common stock at a price of $0.82 per share, exercisable until September 22, 2013 (one-third of the options will vest on each of the first three anniversaries of September 22, 2008). Effective December 23, 2009, Mr. Taylor resigned his position as Chief Financial Officer of the Company. Mr. Taylor’s resignation had the effect of terminating his employment agreement and stock option agreement and rendering his stock options void and of no effect. At the time of Mr. Taylor’s resignation, none of the stock options had been excercised.

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

Six Months ended November 30, 2009 compared to Six Months ended November 30, 2008

Net Loss. We reported a net loss of $1,939,000 for the six months ended November 30, 2009 compared to a net loss of $4,818,000 for the six months ended November 30, 2008. The decrease in net loss is due primarily to full cost ceiling impairments in the amount of $2,202,000 recognized in the six months ended November 30, 2008, as well as decreases in production costs, general and administrative costs and accretion of debt costs.

Revenues. We reported revenues from the production of oil and natural gas of $195,000 for the six months ended November 30, 2009, compared to $1,005,000 in revenues for the six months ended November 30, 2008. The decrease in revenues is attributable to significant declines in oil and natural gas prices accompanied by decreases in oil and natural gas production volumes.

Depletion, depreciation and amortization. Depletion, depreciation and amortization for the six months period ended November 30, 2009 was $108,000. Depletion, depreciation and amortization recorded for the six months ended November 30, 2008 was $2,651,000, including impairments of oil and gas properties of $2,202,000 as a result of the ceiling test evaluation.

General and administrative. For the six months ended November 30, 2009, we recorded general and administrative expenses of $728,000 compared to $1,238,000 for the six months ended November 30, 2008. The decrease was primarily attributable to decreases in compensation costs as a result of reduced staffing levels, and a decrease in professional fees. We anticipate that our general and administrative expenses will continue at or below these levels for the remainder of fiscal 2010.

Production costs. We recorded production costs of $169,000 for the six months ended November 30, 2009 compared to $355,000 for the six months ended November 30, 2008. The decrease in production costs is primarily attributable to decreased water disposal costs.

Accretion of discount on debt. In the six months ended November 30, 2009, no accretion of discount on debt was recorded. In the six months ended November 30, 2008, we recorded accretion of discount on debt of $425,000, which represents the remainder of the discount recorded in connection with the $2,000,000 credit agreement entered into in May 2008 with Macquarie Bank Limited.

Financing costs. In the six months ended November 30, 2009, we recognized financing costs of $473,000, which represents a portion of the financing costs related to the $25,000,000 Credit Agreement entered into in July 2008. The Credit Agreement is discussed further under ‘Liquidity and Capital Resources’ below. In connection with the Credit Agreement, we recorded deferred financing costs of $2,831,000 which will be amortized to financing costs using a method approximating the interest method over the three-year term of the Credit Agreement. We recorded financing costs of $367,000 for the six months ended November 30, 2008.

Interest expense. For the six months ended November 30, 2009, we recognized $136,000 in interest expense related to debt outstanding under our agreement with Macquarie Bank Limited. For the six months ended November 30, 2008, we recorded interest expense of $86,000. Interest expense may increase during the fiscal year ending May 31, 2010, if we obtain additional debt financing. There can be no assurance that our borrowing base with Macquarie will be increased (see “Liquidity and Capital Resources,” below), or that additional debt financing will be available on acceptable terms, if at all.

Three months ended November 30, 2009 compared to three months ended November 30, 2008

Net Loss. We reported a net loss of $910,000 for the quarter ended November 30, 2009 compared to a net loss of $1,297,000 for the quarter ended November 30, 2008. The decrease in net loss is due primarily to decreases in production costs, general and administrative costs and accretion of debt costs.

Revenues. We reported revenues from the production of oil and natural gas of $98,000 for the quarter ended November 30, 2009, compared to $238,000 in revenues for the quarter ended November 30, 2008. The decrease in revenues is attributable to significant declines in oil and natural gas prices accompanied by decreases in oil and natural gas production volumes.

Depletion, depreciation and amortization. Depletion, depreciation and amortization for the quarter ended November 30, 2009 was $55,000 compared to $116,000 for the quarter ended November 30, 2008. The reduction was due primarily to decreases in oil and natural gas production volumes.

General and administrative. For the quarter ended November 30, 2009, we recorded general and administrative expenses of $328,000 compared to $588,000 for the quarter ended November 30, 2008. The decrease was primarily attributable to decreases in compensation costs as a result of reduced staffing levels, and a decrease in professional fees. We anticipate that our general and administrative expenses will continue at or below these levels for the remainder of fiscal 2010.

Production costs. We recorded production costs of $78,000 for the quarter ended November 30, 2009 compared to $193,000 in production costs for the quarter ended November 30, 2008. The decrease in production costs is primarily attributable to decreases in oil and natural gas production volumes and decreased water disposal costs.

Accretion of discount on debt. In the quarter ended November 30, 2009 and the quarter ended November 30, 2008, no accretion of discount on debt was recorded.

Financing costs. Financing costs of $235,000 were recorded in the quarter ended November 30, 2009, compared to $235,000 for the quarter ended November 30, 2008. Theses costs relate to the $25,000,000 Credit Agreement entered into in July 2008. The Credit Agreement is discussed further under ‘Liquidity and Capital Resources’ below. In connection with the Credit Agreement, we recorded deferred financing costs of $2,831,000 which are amortized to financing costs using a method approximating the interest method over the three-year term of the Credit Agreement.

Interest expense. For the quarter ended November 30, 2009, we recognized $67,000 in interest expense related to debt outstanding under our agreement with Macquarie Bank Limited. For the quarter ended November 30, 2008, we recorded interest expense of $43,000. Interest expense may increase during the fiscal year ending May 31, 2010, if we obtain additional debt financing. There can be no assurance that our borrowing base with Macquarie will be increased (see “Liquidity and Capital Resources,” below), or that additional debt financing will be available on acceptable terms, if at all.

Liquidity and Capital Resources

There is substantial doubt as to our ability to continue as a going concern. As of November 30, 2009, we had a working capital deficiency of approximately $12,353,000 and had incurred losses of $20,772,000 since inception. We incurred a net loss of $1,939,000 for the six months ended November 30, 2009 as compared to a net loss of $4,818,000 for the six months ended November 30, 2008. We reported a net loss of $910,000 for the quarter ended November 30, 2009 compared to a net loss of $1,297,000 for the quarter ended November 30, 2008. We anticipate that losses will continue in the fiscal year ending May 31, 2010. As of November 30, 2009, we had current assets of $1,280,000 and current liabilities of $13,632,000. The current liabilities consisted of accounts payable and accrued liabilities, net revenue payable to working interest partners and royalty interest owners, exploration advances, bank debt and amounts due to related parties.

To date, we have had negative cash flows from operations and investing activities, and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. Declining gas prices are anticipated to have an adverse effect on revenue and cash flow. We expect this situation to continue for the foreseeable future.

We do not have sufficient working capital to enable us to complete our drilling program of exploration wells or to finance our normal operations for the remainder of the fiscal year. Additionally, we estimate that we will be required to raise approximately $1,200,000 to continue as a going concern. Additional draw-downs on the credit facility are not possible at this time given our current non-compliance with the Credit Facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Credit Facility” below. We currently have no plans for raising capital through equity or debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates.

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

Borrowings under the Credit Agreement may be used exclusively for the development of the properties listed in the Credit Agreement, general corporate purposes (as approved by the Administrative Agent), and the payment of the Administrative Agent’s costs associated with the loan. Upon closing, we drew an advance of $2.5 million, leaving $2.5 million available under the initial borrowing base. Prior to the advance, we had a working capital deficit of approximately $2,218,000, incurred primarily due to drilling expenses on two wells and a workover program on three other wells during the fiscal year ended May 31, 2008. We used the initial advance of $2.5 million to pay off the working capital deficit accumulated from that program. In the period from August 2008 to January 2009, we drew down an additional $2.5 million against the initial borrowing base to fund our 40% working interest share of the estimated costs of drilling and completing new Sentell Field wells. At November 30, 2009, we had no availability remaining under the initial borrowing base of the credit facility. The borrowing base will be redetermined no less than every six months, based upon the Administrative Agent’s review of the most recent reserve report (prepared by our engineers and setting forth our projected recoverable reserves of our company). Reserve reports are due to the Administrative Agent on or before each January 15 and July 15 until the maturity date. Within 30 days following receipt of the reserve report, the Administrative Agent will, in its sole discretion, make a determination of the borrowing base, which will be effective until the next redetermination date. The Administrative Agent will determine the borrowing base in accordance with its customary lending practices based on the maximum revolving loan amount supportable by our properties.

Under the terms of the Credit Agreement, advances comprising the revolving loan accrue interest at the applicable contract rate on the outstanding borrowed and unpaid principal amount of the loan. The contract rate is a per annum rate equal to the lesser of prime rate plus 2% or the highest lawful rate. The prime rate means the greater of (i) the prime rate of interest specified by the Wall Street Journal and (ii) the Federal Funds Rate plus 0.50% per annum. The contract rate was 5.25% at November 30, 2009.

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

The Credit Agreement contains various positive covenants, including interest coverage ratio, current ratio and adjusted present value ratio covenants (as defined in the Credit Agreement), and certain negative covenants which prevent us from carrying out certain actions, including incurring specified debt or guaranties, suffering any change of control, merging into or consolidating with any other entity, declaring or paying any cash dividends or distributions. At November 30, 2009, the Company was not in compliance with its interest coverage ratio, current ratio and adjusted present value ratio covenants. We have notified Macquarie of these deficiencies and Macquarie has continued to fulfill our monthly funding requests knowing we are out of compliance. The Company has initiated and continues to pursue efforts to remedy the noncompliance. There can be no assurance that we will be able to remedy the noncompliance.

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

The Company remains out of compliance with its interest coverage ratio, current ratio and adjusted present value ratio covenants. Given the Company’s current liquidity and available capital, there is substantial doubt about our ability to regain compliance with these covenants. If we are unable to repay when due or otherwise have a default under the Credit Facility, since substantially all our assets are pledged as security, we may be unable to continue our business and as a result may be required to scale back or cease operations for our business.

Available Capital

We had current cash on hand as at November 30, 2009 of approximately $1,030,000. As we anticipate that our estimated operating expenditures for the remainder of the current fiscal year will be $1,181,000, we do not have sufficient working capital to enable us to complete our drilling program of exploration wells or to finance our normal operations for the next fiscal year. There can be no assurances that we will be able to obtain any financial support to meet our working capital requirements.

Given that we have not achieved profitable operations to date, our cash requirements are subject to numerous contingencies and risk factors beyond our control, including operational and development risks, competition from well-funded competitors, and our ability to manage growth. We can offer no assurance that our company will generate cash flow sufficient to achieve profitable operations or that our expenses will not exceed our projections. If our expenses exceed estimates, we will require additional monies during the remainder of the fiscal year to execute our business plan.

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

We do not currently have any arrangements in place for any future equity financing. For debt financing, the Company has a credit agreement with Macquarie Bank Limited that currently has a borrowing base of $5,000,000, none of which is available as of November 30, 2009, and a maximum limit of $25,000,000, as disclosed above under “Liquidity and Capital Resources”.

Capital Expenditures

We control our capital expenditures as the operator of the Sentell Field, which allows us to monitor and pace capital expenditures. In response to the global decline in product prices and restricted capital availability, we have curtailed our 2010 capital program. For the fiscal year ending May 31, 2010, our current plans include:

1.	Drilling and completion activities at an estimated cost of $250,000; and

2.	Field infrastructure and leasehold acquisition for an estimated net cost of $50,000.

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

Going Concern

The Company has been in the exploration stage since completion of its restructuring in November, 2006 and has not yet realized any significant revenues from its planned operations. Previously, it was in the development stage, pursuant to ASC 915, “Accounting and Reporting by Development Stage Enterprises”, and had not generated or sustained significant revenues. The accompanying financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the exploration stage are dependent upon its successful efforts to raise additional equity financing to continue operations and generate sustainable significant revenue. There is no guarantee that the Company will be able to raise adequate equity financings or generate profitable operations. As at November 30, 2009, the Company has a working capital deficit of $12,353,000 and has incurred losses of $20,772,000 since inception. The accompanying financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Recent Accounting Pronouncements

Effective June 1, 2009, the Company implemented ASC 855, “Subsequent Events”. ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. The adoption of ASC 855 did not impact our financial position or results of operations. We evaluated all events or transactions that occurred after November 30, 2009 up through the date we issued these financial statements on January 14, 2010.

Effective June 1, 2009, the Company adopted the amended guidance of ASC 805, “Business Combinations”, which defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. ASC 805 requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. ASC 805 also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

Effective June 1, 2009, the Company adopted the amended guidance in ASC 805 relating to non-controlling interests in consolidated financial statements. ASC 805 was amended to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The adoption of this amended guidance did not have a material effect on the Company’s consolidated financial statements.

Effective June 1, 2009, the Company adopted the amended guidance in ASC Subtopic 470-20, Debt with Conversion and Other Options, which requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. The adoption of amended guidance did not have a material effect on the Company’s consolidated financial statements.

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

As of November 30, 2009, we employed William David Gibbs as our President, Chief Executive Officer (“CEO”), and Director, Christopher H. Taylor as our Chief Financial Officer, and Rae Lynn Wertz as our Manager of Administration. Subsequent to November 30, 2009, Mr. Taylor resigned his position as Chief Financial Officer effective December 23, 2009. We have no other employees and conduct most of our business through agreements with consultants and third parties. We do not anticipate any significant changes to the number of Company employees.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Disclosure Controls and Procedures

At the end of the period covered by this report on Form 10-Q for the quarter ended November 30, 2009, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a - 15(e) and Rule 15d - 15(e) under the Exchange Act). Based on that evaluation the CEO and the CFO have concluded that the Company’s disclosure controls and procedures were adequately designed and effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) or 15(d)-15(f)) that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On June 9, 2009, one of our vendors, Coastal Chemical Co., LLC filed suit in the 113th Judicial District of Harris County, Texas related to approximately $104,000 in claimed unpaid invoices. In addition, since May 31, 2009, several vendors have filed liens against the Company related to claims for unpaid invoices for goods and services provided to the Company in Bossier Parish, Louisiana. Total claims related to these liens are approximately $2,595,625.

Except for the above, we are not involved in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A. Risk Factors

There have been no material changes from the risk factors as previously disclosed in our Form 10-K for the year ended May 31, 2009 which was filed with the Securities and Exchange Commission on August 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In October 2009, the Company issued 2,920,400 shares of common stock valued at $584,000 (or $0.20 per share) to vendors as partial settlement of unpaid invoices. The shares of common stock were issued pursuant to Section 4(2) of the United States Securities Act of 1933, as amended, and pursuant to similar exemptions from state securities laws.

Subsequent to November 30, 2009, the Company issued 175,000 additional shares of common stock valued at $35,000.00 (or $0.20 per share) to vendors as partial settlement of unpaid invoices. The shares of common stock were issued pursuant to Section 4(2) of the United States Securities Act of 1933, as amended, and pursuant to similar exemptions from state securities laws.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1      Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

(32)	Section 1350 Certifications

32.1      Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN STAR ENERGY INC.

By:___________________________________

William David Gibbs

Chief Executive Officer

Interim Chief Financial Officer

(On behalf of the Company and as Principal Executive Officer)

Date:  January 14, 2010